Form 10QSB
period 1996-03-31
WESTERN FIDELITY FUNDING INC
filed 1996-05-15
CIK 891276

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from          to
                                       ---------    --------
                         Commission File Number 0-27156

                         WESTERN FIDELITY FUNDING, INC.
        (Exact name of small business issuer as specified in its charter)

                      Colorado                        84-1148454
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)

   4704 Harlan Street, Suite 260
          Denver, Colorado                                 80212
(Address of principal executive offices)                 (Zip Code)


                                 (303) 477-8404
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes [X]     No  [ ]

     State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of May 3, 1996, there were 2,637,500 outstanding shares of common stock, par value $0.001 per share.

                         WESTERN FIDELITY FUNDING, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                          Page
PART I.     Financial Information:                                         No.

        Consolidated Balance Sheets - March 31, 1996
              and December 31, 1995 . . . . . . . . . . . . . . . . . . .      1

        Consolidated Statements of Operations - three months
              ended March 31, 1996 and 1995  . . . . . . . . .. . . . . .      2

        Consolidated Statements of Cash Flows - three months
              ended March 31, 1996 and 1995  . . . . . . . . .. . . . . .      3

        Notes to Financial Statements  . . . . . . . . . . .. . . . . . .      4

        Management's Discussion and Analysis or Plan of
             Operation  . . . . . . . . . . . . . . . . . . . . . . . . .      5

PART II.    Other Information:

        Signature   . . . . . . . . . . . . . . . . . . . . . . . . . . .      8


                  WESTERN FIDELITY FUNDING, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                       March 31,      December 31,
                                                         1996             1995
                                                       ---------      ------------
                               Assets                 [Unaudited]


Cash .............................................   $    660,223    $    480,838
Restricted cash ..................................      1,001,726         891,065
Finance receivables - net ........................     16,943,350      21,319,223
Vehicles held for sale ...........................      1,558,162         982,156
Other assets .....................................      1,652,797       1,440,601
                                                     ------------    ------------
                                                       21,816,258      25,113,883
                                                     ============    ============

                      Liabilities and Stockholders' Equity

Accounts payable .................................        330,045       3,147,430
Accrued liabilities ..............................        549,922         445,572
Note payable - related party .....................         11,000          11,000
Notes payable - insurance companies ..............     11,048,868      10,769,160
Master notes .....................................      3,989,993       4,157,993
Notes payable ....................................      1,016,837       1,772,946
                                                     ------------    ------------
                                                       16,946,665      20,304,101
                                                     ------------    ------------

                              Stockholders' Equity

Preferred stock;  2,000,000 shares authorized
  Series A, 10% convertible, $.0001
  par value;  400,000 shares  designated,
  328,540 shares issued and outstanding
  (liquidation preference of $1,642,700) .........             33              33
Common Stock, $.0001 par value; 10,000,000
  shares authorized, 2,637,500 shares issued
  and outstanding ................................            264             264
Additional paid-in capital .......................      5,983,119       5,983,119
Accumulated deficit ..............................     (1,113,823)     (1,173,634)
                                                     ------------    ------------
                                                        4,869,593       4,809,782
                                                     ------------    ------------
                                                      $21,816,258    $ 25,113,883
                                                     ============    ============



                  WESTERN FIDELITY FUNDING, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three months ended
                                                              March 31,
                                                     --------------------------
                                                         1996           1995

Revenue
  Interest and fee income ........................   $ 1,178,891    $   435,608
  Gain on sales of retail contracts ..............       461,131        175,165
  Other income ...................................       120,672         32,425
                                                     -----------    -----------
      Total revenues .............................     1,760,694        643,198
                                                     -----------    -----------

Expenses
  Interest and loan commission expense ...........       673,316        356,908
  Provision for credit losses ....................        40,157         71,618
  Salaries and employee benefits .................       501,255        217,761
  Other expenses .................................       445,093        259,728
                                                     -----------    -----------
      Total expenses .............................     1,659,821        906,015
                                                     -----------    -----------

Net income (loss) ................................       100,873       (262,817)

Preferred stock dividends ........................       (41,062)          --
                                                     -----------    -----------

Net income (loss) applicable to common shareholders  $    59,811    $  (262,817)
                                                     ===========    ===========

Net income (loss) per common share ...............   $      0.02    $     (0.15)
                                                     ===========    ===========

Weighted average common shares outstanding .......     2,637,500      1,750,000
                                                     ===========    ===========



                  WESTERN FIDELITY FUNDING, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Three months ended
                                                                  March 31,
                                                            ------------------------
                                                               1996          1995
                                                               ----          ----

Cash flows from operating activities
 Net income (loss) ....................................   $    59,811    $  (262,817)
                                                          -----------    -----------
 Adjustments to reconcile net income (loss) to net cash (used)
 by operating activities
   Depreciation and amortization ......................       102,514         14,754
   Provision for credit losses ........................        40,157         71,618
   Changes in operating assets and liabilities -
     Vehicles held for sale ...........................      (576,006)      (264,855)
     Restricted cash ..................................      (110,661)        85,188
     Prepaid expenses .................................      (103,955)       (44,174)
     Other assets .....................................      (170,793)         8,346
     Accounts payable .................................    (2,817,385)       300,203
     Accrued liabilities ..............................       104,350         85,808
                                                          -----------    -----------
                                                           (3,531,779)       256,888
                                                          -----------    -----------
        Net cash (used) by operating activities .......    (3,471,968)        (5,929)
                                                          -----------    -----------

Cash flows from investing activities
 Contracts originated or purchased ....................    (2,971,226)    (2,594,261)
 Contracts repaid .....................................     1,141,103        592,588
 Contracts sold .......................................     6,327,926      1,134,924
 Purchases of fixed assets ............................       (31,351)          (604)
                                                          -----------    -----------
       Net cash provided (used) by investing activities     4,466,452       (867,353)
                                                          -----------    -----------

Cash flows from financing activities
 Expenditures for loan acquisition fees ...............      (170,697)        (5,169)
 Proceeds from notes payable - insurance companies ....     1,023,223           --
 Payments on notes payable - insurance companies ......      (743,516)      (103.958)
 Proceeds from issuance of master notes ...............          --          877,062
 Payments on master notes .............................      (168,000)          --
 Proceeds from notes payable ..........................          --          378,772
 Payments on notes payable ............................      (756,109)      (243,168)
                                                          -----------    -----------
     Net cash (used) provided by financing activities .      (815,099)       903,539
                                                          -----------    -----------

Increase in cash for the period .......................       179,385         30,257
Beginning cash balance ................................       480,838         46,120
                                                          -----------    -----------
Ending cash balance ...................................   $   660,223    $    76,377
                                                          ===========    ===========

Cash paid for interest was $443,689 and $272,706 for the three months ended March 31, 1996 and 1995, respectively.

                  WESTERN FIDELITY FUNDING, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - General

The interim financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements reflect all adjustments (all of which are of a normal and recurring nature) which are necessary in order to make the interim financial statements not misleading. These financial statements should be read in conjunction with the annual report of Western Fidelity Funding, Inc. ("the Company") on Form 10-KSB for the year ended December 31, 1995 (the "1995 Form 10-KSB"). The results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

Note 2 - Debt

In the first quarter of 1996, the Company entered into note arrangements with an insurance company. The principal amount borrowed of $1,023,223 bears interest at 9.85% per annum and is repayable in monthly installments over approximately four years.

            Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

            The components of the Company's cash flow are summarized below:


                                                        Three months ended
                                                              March 31,
                                                    ---------------------------
                                                       1996             1995


Cash (Used) by Operating Activities ............    $(3,471,968)    $    (5,929)
Cash Provided (Used) by Investing Activities ...      4,466,452        (867,353)
Cash Provided (Used) by Financing Activities ...       (815,099)        903,539
                                                    -----------     -----------
Net Increase in Cash ...........................    $   179,385     $    30,257
                                                    ===========     ===========

Total cash used by operating activities was $(3,471,968) for the three months ended March 31, 1996 as compared to $(5,929) for the three months ended March 31, 1995. The decreased cash flows from operating activities resulted primarily from a decrease in accounts payable related to Contract purchases in 1996 as opposed to 1995, offset partially by net income from operations in 1996 as opposed to a net loss in 1995.

Total cash provided by investing activities was $4,466,452 for the three months ended March 31, 1996 as opposed to cash used of $(867,353) for the same period in 1995. The cash flows from sales of Contracts increased by $5,193,002 from $1,134,924 for the three months ended March 31, 1995 to $6,327,926 for the same period in 1996.

Total cash used by financing activities was $(815,099) for the three months ended March 31, 1996. Cash of $903,539 was provided by financing activities in the same period in 1995. The variance is due primarily to larger principal payments made in accordance with terms of outstanding debt arrangements.

As disclosed in Item 6, Management's Discussion and Analysis or Plan of Operation in the Company's 1995 Form 10-KSB, the Company anticipated arranging the availability of a $20 million credit facility with a financial institution by year end, 1995. Because this credit facility was not obtained by year end, the Company substantially decreased its Contract purchases in the first quarter of 1996. The Company received a commitment for the credit facility in March 1996. The credit facility, subject to certain contingencies, is scheduled to close no later than June 1, 1996.

The Company has begun preparing to sell interests in securitized pools of Contracts owned by the Company. Management expects the initial securitization will occur in late 1996 or early 1997. In February, 1996, the Company entered into an agreement with a financial institution giving the institution the first right of refusal to purchase any Contracts offered for sale by the Company up to a total of $50,000,000. Through May 10, 1996, the Company has sold approximately $9,300,000 Contracts under this agreement.

The Company continues to pursue additional sources of funds, including but not limited to various forms of debt and equity. Failure to obtain additional funding sources will materially restrict the Company's future business activities.

Results of Operations

Net income applicable to common shareholders for the quarter ended March 31, 1996 was $59,811 as opposed to a loss of ($262,817) for the same period in 1995. Primary factors contributing to the variance were:

Interest Income. Interest income for the quarter ended March 31, 1996, increased by $743,283 to $1,178,891 from $435,608 for the same period ended in 1995. This increase is a result of the volume of Contract purchases by the Company.

Interest and Loan Commission Expense. Interest and loan commission expense increased from $356,908 during the three months ended March 31, 1995 to $673,316 during the same period in 1996. Interest expense consists of interest on capital and operating loans. This increase resulted primarily from an increase in borrowings. Such increased borrowings were used to fund the growth of the Company's Contract portfolio and the Company's operations.

Provision for Credit Losses. The provision for credit losses decreased $31,461 from $71,618 in the quarter ended March 31, 1995 to $40,157 in the same period in 1996. This decrease was due primarily to changes in estimates of average loss per repossession and sales of contracts in 1996 without recourse.

Gain on Sale. The gain on sale of Contracts increased $285,966 from $175,165 in the quarter ended March 31, 1995 to $461,131 in the same quarter in 1996. The Company sold approximately $7,100,000 of Contracts in the quarter ended March 31, 1996 at 88 to 90% of the principal balance at the date of sale. In the same period in 1995, the Company sold about $1,200,000 of Contracts at 96% of their principal balance, plus interest over the life of the loans.

Employee Compensation. Employee compensation and related costs and benefits increased for the quarter ended March 31, 1996 by $283,494 to $501,255 from $217,761 for the quarter ended March 31, 1995. This increase was primarily due to an increase in sales and operations staff necessary to handle growth and anticipated future growth of the Company's operations.

Other Expenses. Other expenses increased $185,365 from $259,728 for the quarter ended March 31, 1995 to $445,093 for the quarter ended March 31, 1996. This increase was primarily due to increases in accounting and legal costs as well as increase in rent and utilities as a result of additional office space utilized by the Company.

Preferred Stock Dividends. Dividends in the amount of $41,062 on the outstanding Series A Preferred Stock have been accrued in the quarter ended March 31, 1996. No preferred stock dividends were accrued in the quarter ended March 31, 1995, because the Series A Preferred Stock was not issued until July and August, 1995.

The Company's portfolio decreased in the first quarter of 1996 as a result of the decrease in Contract purchases and Contract sales. Subsequent to March 31, 1996, the Company sold approximately $5,000,000 of additional Contracts. As a result, the Company anticipates that revenues from interest and fee income will be adversely impacted in the quarter ending June 30, 1996.

During the second half of 1996, the Company anticipates that, if the Company closes the $20 million credit facility by June 1, 1996, the Company will be able to return to the Contract purchase levels it experienced in late 1995, and expand into additional geographic markets as well as pursue additional dealer relationships in existing markets.

The foregoing discussion contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the development of the business of the Company. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this quarterly Report on Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WESTERN FIDELITY FUNDING, INC.


Date:  May 14, 1996                    By: /s/ Gene E. Osborn
                                           -------------------------------
                                           Gene E. Osborn, President,
                                           Chief Executive Officer and Director




Date:  May 14, 1996                    By: /s/ Philip J. Bogema
                                           --------------------------------
                                           Philip J. Bogema
                                           Chief Financial Officer