Form 10QSB
period 1996-06-30
WESTERN FIDELITY FUNDING INC
filed 1996-08-20
CIK 891276

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

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

            Yes [X]     No  [ ]

     State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of August 15, 1996, there were 2,637,500 outstanding shares of common stock, par value $0.001 per share.

                         WESTERN FIDELITY FUNDING, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                          Page
PART I.     Financial Information:                                         No.

        Consolidated Balance Sheets - June 30, 1996
              and December 31, 1995 . . . . . . . . . . . . . . . . . . .     1

        Consolidated Statements of Operations - three and six months
              ended June 30, 1996 and 1995  . . . . . . . . .. . . . . .      2

        Consolidated Statements of Cash Flows - six months
              ended June 30, 1996 and 1995  . . . . . . . . .. . . . . .      3

        Notes to Financial Statements  . . . . . . . . . . .. . . . . . .     4

        Management's Discussion and Analysis or Plan of
             Operation  . . . . . . . . . . . . . . . . . . . . . . . . .     5

PART II.    Other Information:

        Signature   . . . . . . . . . . . . . . . . . . . . . . . . . . .     8


                  WESTERN FIDELITY FUNDING, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                       June 30,       December 31,
                                                         1996             1995
                                                       ---------      ------------
                               Assets                 [Unaudited]


Cash .............................................   $     79,206    $    480,838
Restricted cash ..................................        993,349         891,065
Finance receivables - net ........................     14,022,129      21,319,223
Vehicles held for sale ...........................      2,591,744         982,156
Other assets .....................................      1,630,814       1,440,601
                                                     ------------    ------------
                                                       19,317,242      25,113,883
                                                     ============    ============

                      Liabilities and Stockholders' Equity

Accounts payable .................................        417,456       3,147,430
Accrued liabilities ..............................        484,682         445,572
Note payable - related party .....................         11,000          11,000
Notes payable - insurance companies ..............     10,486,221      10,769,160
Master notes .....................................      3,605,705       4,157,993
Notes payable ....................................          --          1,772,946
                                                     ------------    ------------
                                                       15,005,064      20,304,101
                                                     ------------    ------------

                              Stockholders' Equity

Preferred stock;  2,000,000 shares authorized
  Series A, 10% convertible, $.0001
  par value;  400,000 shares  designated,
  328,540 shares issued and outstanding
  (liquidation preference of $1,642,700) .........             33              33
Common Stock, $.0001 par value; 10,000,000
  shares authorized, 2,637,500 shares issued
  and outstanding ................................            264             264
Additional paid-in capital .......................      5,983,119       5,983,119
Accumulated deficit ..............................     (1,671,238)     (1,173,634)
                                                     ------------    ------------
                                                        4,312,178       4,809,782
                                                     ------------    ------------
                                                      $19,317,242    $ 25,113,883
                                                     ============    ============



                  WESTERN FIDELITY FUNDING, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three months ended            Six months ended
                                                               June 30,                    June 30,
                                                     --------------------------    --------------------------
                                                         1996           1995           1996            1995

Revenue
  Interest and fee income ........................   $   771,437    $   497,080    $ 1,950,328     $   932,688
  Gain on sales of retail contracts ..............       377,784        685,609        838,915         860,774
  Other income ...................................       121,913         (3,419)       242,585          29,006
                                                     -----------    -----------    -----------     -----------
      Total revenues .............................     1,271,134      1,179,270      3,031,828       1,822,468
                                                     -----------    -----------    -----------     -----------

Expenses
  Interest and loan commission expense ...........       482,656        459,681      1,155,972         816,589
  Provision for credit losses ....................       366,042         42,790        406,199         114,408
  Salaries and employee benefits .................       464,118        230,538        965,373         448,299
  Other expenses .................................       474,660        187,705        919,753         447,433
                                                     -----------    -----------     ----------     -----------
      Total expenses .............................     1,787,476        920,714      3,447,297       1,826,729
                                                     -----------    -----------     ----------     -----------

Net income (loss) ................................      (516,342)      258,556        (415,469)         (4,261)

Preferred stock dividends ........................       (41,073)         --           (82,135)          --
                                                     -----------    -----------     ----------     -----------

Net income (loss) applicable to common shareholders  $  (557,415)   $   258,556     $ (497,604)    $    (4,261)
                                                     ===========    ===========     ==========     ===========

Net income (loss) per common share ...............   $     (0.21)   $      0.15     $    (0.19)    $     --
                                                     ===========    ===========     ==========     ===========

Weighted average common shares outstanding .......     2,637,500      1,750,000      2,637,500       1,750,000
                                                     ===========    ===========     ==========     ===========



                  WESTERN FIDELITY FUNDING, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Six months ended
                                                                   June 30,
                                                            ------------------------
                                                               1996          1995
                                                               ----          ----

Cash flows from operating activities
 Net income (loss) ....................................   $  (497,604)   $    (4,261)
                                                          -----------    -----------
 Adjustments to reconcile net (loss) to net cash (used)
 provided by operating activities
   Depreciation and amortization ......................       175,214         41,129
   Provision for credit losses ........................       406,199        114,408
   Vehicles held for sale .............................    (1,609,588)      (315,512)
   Restricted cash ....................................      (102,284)      (295,116)
   Prepaid expenses ...................................       (53,008)       (49,109)
   Other assets .......................................      (137,204)       (65,902)
   Accounts payable ...................................    (2,037,358)       601,756
   Accrued liabilities ................................        39,110        120,104
                                                          -----------    -----------
                                                           (3,318,919)       151,758
                                                          -----------    -----------
                                                           (3,816,523)       147,497
                                                          -----------    -----------

Cash flows from investing activities
 Contracts originated or purchased ....................    (5,915,518)    (6,663,204)
 Contracts repaid .....................................     2,103,144      1,083,300
 Contracts sold .......................................    10,163,067      2,743,698
 Purchases of fixed assets ............................       (76,931)       (13,712)
                                                          -----------    -----------
                                                            6,273,762     (2,849,918)
                                                          -----------    -----------

Cash flows from financing activities
 Expenditures for loan acquisition fees ...............      (250,697)       (79,999)
 Proceeds from notes payable - insurance companies ....     1,023,223      2,201,114
 Payments on notes payable - insurance companies ......    (1,306,162)      (277,289)
 Proceeds from issuance of master notes ...............          --        1,572,185
 Payments on master notes .............................      (552,289)      (444,981)
 Proceeds from notes payable ..........................          --          797,710
 Payments on notes payable ............................    (1,772,946)      (495,345)
                                                          -----------    -----------
                                                           (2,858,871)     3,273,395
                                                          -----------    -----------

Increase (decrease) in cash for the period ............      (401,632)       570,974
Beginning cash balance ................................       480,838         46,120
                                                          -----------    -----------
Ending cash balance ...................................   $    79,206    $   617,094
                                                          ===========    ===========

     Cash paid for interest was $798,840 and $398,058 for the six months ended June 30, 1996 and 1995, respectively.

                  WESTERN FIDELITY FUNDING, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - General

     The interim financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements reflect all adjustments (all of which are of a normal and recurring nature) which are necessary in order to make the interim financial statements not misleading. These financial statements should be read in conjunction with the annual report of Western Fidelity Funding, Inc. ("the Company") on Form 10-KSB for the year ended December 31, 1995 (the "1995 Form 10-KSB"). The results for the three and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

Note 2 - Debt

     In the first quarter of 1996, the Company entered into note arrangements with an insurance company. The principal amount borrowed of $1,023,223 bears interest at 9.85% per annum and is repayable in monthly installments over approximately four years.

     In June, 1996, the Company entered into an agreement with a financial institution for a $20,000,000 secured credit facility. Under the terms of the facility, monthly interest is paid at a floating rate equivalent to LIBOR plus 3.25% or a specified bank alternative base rate plus 1%. The facility is secured by automobile retail installment contracts and will mature on June 23, 1997. Borrowings under the facility were initiated in July, 1996.

     In August, 1996, the Company obtained a $10,000,000 unsecured subordinated loan from a financial institution. Under the terms of the loan, interest only is paid quarterly during the first two years at a rate of 12% per annum, and thereafter principal and interest is payable quarterly until maturity on July 31, 2001. After payment of commissions and fees, the Company realized approximately $9,400,000 of net proceeds from the loan. The Company also issued five year warrants to purchase 263,750 shares of common stock at $3.93 per share to the placement agent in connection with the loan.

     Also in August, 1996, the Company entered into an agreement with another financial institution for a $5,000,000 secured credit facility. The facility bears interest at the prime rate plus 3.75%. The facility is secured by automobile retail installment contracts and will mature on August 12, 1997. The facility has not yet been utilized.

            Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

            The components of the Company's cash flow are summarized below:


                                                         Six months ended
                                                               June 30,
                                                    ---------------------------
                                                       1996             1995


Cash (Used) Provided by Operating Activities ...    $(3,816,523)    $   147,497
Cash Provided (Used) by Investing Activities ...      6,273,762      (2,849,918)
Cash (Used) Provided by Financing Activities ...     (2,858,871)      3,273,395
                                                    -----------     -----------
Net (Decrease) Increase in Cash ................    $(  401,632)    $   570,974
                                                    ===========     ===========

     Total cash used by operating activities was $(3,816,523) for the six months ended June 30, 1996 as compared to $147,497 provided for the six months ended June 30, 1995. The decreased cash flows from operating activities resulted primarily from a decrease in accounts payable related to Contract purchases in 1996 as opposed to 1995 and an increase in vehicles held for sale in 1996.

     Total cash provided by investing activities was $6,273,762 for the six months ended June 30, 1996 as opposed to cash used of $(2,849,918) for the same period in 1995. The cash flows from sales of Contracts increased by $8,672,802 from $2,743,698 for the six months ended June 30, 1995 to $10,163,067 for the same period in 1996.

     Total cash used by financing activities was $(2,858,871) for the three months ended June 30, 1996. Cash of $3,273,395 was provided by financing activities in the same period in 1995. The variance is due primarily to larger principal payments made in accordance with terms of outstanding debt arrangements and decreased debt originations in 1996.

     As disclosed in Item 6, Management's Discussion and Analysis or Plan of Operation in the Company's 1995 Form 10-KSB, the Company anticipated arranging the availability of a $20 million credit facility with a financial institution by year end, 1995. Because this credit facility was not obtained by year end, the Company substantially decreased its Contract purchases in the first and second quarter of 1996.

     The Company has begun preparing to sell interests in securitized pools of Contracts owned by the Company. Management expects the initial securitization will occur in late 1996 or early 1997. In February, 1996, the Company entered into an agreement with a financial institution giving the institution the first right of refusal to purchase any Contracts offered for sale by the Company up to a total of $50,000,000. Through August 15, 1996, the Company has sold approximately $9,300,000 Contracts under this agreement.

     In June, 1996, the Company entered into an agreement with a financial institution for a $20,000,000 secured credit facility. Under the terms of the facility, monthly interest is paid at a floating rate equivalent to LIBOR plus 3.25% or a specified bank alternative base rate plus 1%. The facility is secured by automobile retail installment contracts and will mature on June 23, 1997. Borrowings under the facility were initiated in July, 1996.

     In August, 1996, the Company obtained a $10,000,000 unsecured subordinated loan from a financial institution. Under the terms of the loan, interest only is paid quarterly during the first two years at a rate of 12% per annum, and thereafter principal and interest is payable quarterly until maturity on July 31, 2001. After payment of commissions and fees, the Company realized approximately $9,400,000 of net proceeds from the loan. The Company also issued five year warrants to purchase 263,750 shares of common stock at $3.93 per share to the placement agent in connection with the loan.

     Also in August, 1996, the Company entered into an agreement with another financial institution for a $5,000,000 secured credit facility. The facility bears interest at the prime rate plus 3.75%. The facility is secured by automobile retail installment contracts and will mature on August 12, 1997. The facility has not yet been utilized.

     As a result of obtaining these financing agreements, the Company anticipates that it will be able to return to the Contract purchase levels it experienced in late 1995, and expand into additional geographic markets as well as pursue additional dealer relationships in existing markets.

     The Company continues to pursue additional sources of funds, including but not limited to various forms of debt and equity. Failure to obtain additional funding sources will materially restrict the Company's future business activities.

Results of Operations

     Net loss applicable to common shareholders for the six months ended June 30, 1996 was $(497,604) as compared to a loss of $(4,261) for the same period in 1995. Primary factors contributing to the variance were:

     Interest Income. Interest income for the six months ended June 30, 1996, increased by $1,017,640 to $1,950,328 from $932,688 for the same period ended in 1995. This increase is a result of the volume of Contract purchases by the Company.

     Interest and Loan Commission Expense. Interest and loan commission expense increased from $816,589 during the six months ended June 30, 1995 to $1,155,972 during the same period in 1996. Interest expense consists of interest on capital and operating loans. This increase resulted primarily from an increase in borrowings. Such increased borrowings were used to fund the growth of the Company's Contract portfolio and the Company's operations.

     Provision for Credit Losses. The provision for credit losses increased $291,791 from $114,408 for the six months ended June 30, 1995 to $406,199 in the same period in 1996. This increase was due primarily to changes in estimates of average loss per repossession and increases in the estimate of future defaults.

     Gain on Sale. The gain on sale of Contracts decreased $21,859 from $860,774 in the six months ended June 30, 1995 to $838,915 in the same period in 1996. The Company sold approximately $11,400,000 of Contracts in the six months ended June 30, 1996 at 88 to 90% of the principal balance at the date of sale. In the same period in 1995, the Company sold about $2,700,000 of Contracts at 96% of their principal balance, plus interest over the life of the loans.

     Employee Compensation. Employee compensation and related costs and benefits increased for the six months ended June 30, 1996 by $517,074 to $965,373 from $448,299 for the six months ended June 30, 1995. This increase was primarily due to an increase in sales and operations staff necessary to handle growth and anticipated future growth of the Company's operations.

     Other Expenses. Other expenses increased $472,320 from $447,433 for the six months ended June 30, 1995 to $919,753 for the six months ended June 30, 1996. This increase was primarily due to increases in accounting and legal costs as well as increases in rent and utilities as a result of additional office space utilized by the Company and additional advertising costs associated with the Company's used car retail sales facility.

     Preferred Stock Dividends. Dividends in the amount of $82,135 on the outstanding Series A Preferred Stock have been accrued in the six months ended June 30, 1996. No preferred stock dividends were accrued in the six months ended June 30, 1995, because the Series A Preferred Stock was not issued until July and August, 1995.

     The foregoing discussion contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the Contract purchase levels and market expansion anticipated and the general development of the business of the Company. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WESTERN FIDELITY FUNDING, INC.


Date:  August 19, 1996                 By: /s/ Gene E. Osborn
                                           -------------------------------
                                           Gene E. Osborn, President,
                                           Chief Executive Officer and Director




Date:  August 19, 1996                    By: /s/ Philip J. Bogema
                                           --------------------------------
                                           Philip J. Bogema
                                           Chief Financial Officer