Form 10QSB
period 1996-09-30
WESTERN FIDELITY FUNDING INC
filed 1996-11-15
CIK 891276

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from          to
                                        --------    --------
                         Commission File Number 0-27156

                         WESTERN FIDELITY FUNDING, INC.
        (Exact name of small business issuer as specified in its charter)

             Colorado                                     84-1148454
  (State or other jurisdiction of               (I.R.S. Employer Identification
   incorporation or organization)                Number)

    4704 Harlan Street, Suite 260
          Denver, Colorado                                  80212
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

                  Yes [X]   No  [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of November 12, 1996, there were 2,637,500 outstanding shares of common stock, par value $0.001 per share.

     Transitional/Small Business Issuer     Yes [X] No [ ]

                         WESTERN FIDELITY FUNDING, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                           Page
PART I.   Financial Information:                                     No.

         Consolidated Balance Sheets - September 30, 1996
            and December 31, 1995.......................................1

         Consolidated Statements of Operations - three and nine months ended September 30, 1996 and 1995 ..........................2

         Consolidated Statements of Cash Flows - nine months
            ended September 30, 1996 and 1995...........................3

         Notes to Financial Statements..................................4

         Management's Discussion and Analysis or Plan of
            Operation...................................................5

PART II.  Other Information:

         Item 6.  Exhibits and Reports on Form 8-K .....................8

         Signature .....................................................9


                                            WESTERN FIDELITY FUNDING, INC. AND SUBSIDIARY

                                                     Consolidated Balance Sheets


                                                                           September 30,    December 31,
                                                                               1996            1995
                                                                            ------------   -------------
                                                                            [Unaudited]
                               Assets


Cash ...................................................................   $  2,686,289    $    480,838
Restricted cash ........................................................      1,248,428         891,065
Finance receivables - net ..............................................     18,712,237      21,319,223
Vehicles held for sale .................................................      5,484,405         982,156
Other assets ...........................................................      2,669,975       1,440,601
                                                                           ------------    ------------
                                                                           $ 30,801,334    $ 25,113,883
                                                                           ============    ============

                Liabilities and Stockholders' Equity

Accounts payable .......................................................        276,462    $  3,147,430
Accrued liabilities ....................................................        560,470         445,572
Revolving Facilities ...................................................      4,311,180
Note payable - related party ...........................................         11,000          11,000
Notes payable - insurance companies ....................................      9,452,599      10,769,160
Master notes ...........................................................      2,978,075       4,157,993
Notes payable ..........................................................           --         1,772,946
Subordinated Debt ......................................................     10,000,000
                                                                           ------------    ------------
                                                                             27,589,786      20,304,101
                                                                           ------------    ------------



                     Stockholders' Equity

Perferred stock;  2,000,000 shares authorized
   Series A, 10% convertible, $.0001 par value; 400,000
shares designated, 328,540 shares issued and
   outstanding (liquidation preference of $1,642,700) ..................             33              33
Common Stock, $.0001 par value; 10,000,000 shares
   authorized, 2,637,500 shares issued and outstanding .................            264             264
Additional paid-in capital .............................................      5,983,119       5,983,119
Accumulated deficit ....................................................     (2,771,868)     (1,173,634)
                                                                              3,211,548       4,809,782
                                                                           ------------    ------------
                                                                           $ 30,801,334    $ 25,113,883
                                                                           ============    ============



                                            WESTERN FIDELITY FUNDING, INC. AND SUBSIDIARY

                                                Consolidated Statements of Operations
                                                             (Unaudited)

                                                                        Three months ended                  Nine months ended
                                                                           September 30,                       September 30,
                                                                      -----------------------              ---------------------
                                                                      1996               1996              1995             1995
                                                                      ----               ----              ----             ----
Revenue
  Interest and fee income ..................................      $ 1,249,923       $   465,716       $ 3,200,251       $ 1,398,404
  Gain on sales of retail contracts ........................         (164,423)          978,576           674,492         1,839,350
  Other income .............................................          286,986             1,107           529,571            30,113
                                                                  -----------       -----------       -----------       -----------
    Total revenues .........................................        1,372,486         1,445,399         4,404,314         3,267,867
                                                                  -----------       -----------       -----------       -----------

Expenses
  Interest and loan commission expense .....................        1,055,088           470,161         2,211,060         1,286,750
  Provision for credit losses ..............................           12,440            50,000           418,639           164,408
  Salaries and employee benefits ...........................          562,497           332,002         1,527,870           780,301
  Other expenses ...........................................          802,023           236,891         1,721,776           684,324
                                                                  -----------       -----------       -----------       -----------
    Total expenses .........................................        2,432,048         1,089,054         5,879,345         2,915,783
                                                                  -----------       -----------       -----------       -----------

Net income (loss) ..........................................       (1,059,562)          356,345        (1,475,031)          352,084

Preferred stock dividends ..................................          (41,068)          (13,700)         (123,203)          (13,700)
                                                                  -----------       -----------       -----------       -----------

Net income (loss) applicable to common shareholders ........      ($1,100,630)      $   342,645       ($1,598,234)      $   338,384
                                                                  ===========       ===========       ===========       ===========

Net income (loss) per common share .........................      ($     0.42)      $      0.20       ($     0.61)      $      0.19
                                                                  ===========       ===========       ===========       ===========

Weighted average common shares outstanding .................        2,637,500         1,750,000         2,637,500         1,750,000
                                                                  ===========       ===========       ===========       ===========


                                            WESTERN FIDELITY FUNDING, INC. AND SUBSIDIARY
                                                Consolidated Statements of Cash Flows
                                                             (Unaudited)

                                                                                                       Nine months ended
                                                                                             --------------------------------------
                                                                                                          September 30,
                                                                                             --------------------------------------
                                                                                                 1996                       1995
                                                                                                 ----                       ----
Cash flows from operating activities
  Net income (loss) ............................................................             ($ 1,598,234)             $    338,384
                                                                                             ------------              ------------
  Adjustments to reconcile net income (loss) to
      net cash provided (used)
       Depreciation and amortization ...........................................                  379,160                    86,226
       Provision for credit losses .............................................                  418,639                   164,408
       Interest Receivable on Portfolio sales ..................................                     --                  (1,054,228)
       Vehicles held for sale ..................................................               (4,502,249)                 (552.919)
       Restricted cash .........................................................                 (363,745)                 (340,482)
       Prepaid expenses ........................................................                  (77,184)                    9,951
       Other assets ............................................................                 (209,393)                 (111,867)
       Accounts payable ........................................................               (2,870,968)                1,905,282
       Accrued liabilities .....................................................                  114,892                    59,713
                                                                                             ------------              ------------
                                                                                               (7,110,848)                  166,084
                                                                                             ------------              ------------
 Net cash (used) provided by operating activities ..............................               (8,709,082)                  504,468
                                                                                             ------------              ------------
Cash flows from investing activities ...........................................               (5,915,518)               (6,663,204)
   Contracts originated or purchased
   Cashflows from Investing Activities
   Contracts originated or purchased ...........................................              (10,707,304)              (14,973,989)
   Contracts repaid ............................................................                4,667,010                 1,091,458
   Contracts sold ..............................................................                8,219,070                 7,689,071
   Purchases of fixed assets ...................................................                 (167,567)                  (29,645)
                                                                                             ------------              ------------
                                                                                                2,011,209                (6,223,105)
                                                                                             ------------              ------------
Cash flows from financing activities
   Expenditures for loan acquisition fees ......................................               (1,138,431)                 (305,445)
   Proceeds from notes payable - insurance companies ...........................                1,101,765                 7,441,218
   Payments on notes payable - insurance companies .............................               (2,418,327)                 (585,178)
   Payments on notes payable - related parties .................................                     --                         165
   Proceeds from issuance of master notes ......................................                     --                   2,172,215
   Payments on master notes ....................................................               (1,179,917)               (1,151,744)
   Issuance of Series A perferred stock ........................................                     --                      35,000
   Proceeds from costs related to the issuance of
     Series A preferred stock ..................................................                     --                    (107,135)
   Proceeds from notes payable .................................................                     --                     587,657
   Payments on notes payable ...................................................               (1,772,946)                 (191,296)
   Proceeds from issuance of subordinated debt .................................               10,000,000                      --
   Proceeds from revolving facilities, net .....................................                4,311,180                      --
   Distributions to Affiliates .................................................                                            (75,703)
                                                                                             ------------              ------------
                                                                                                8,903,324                 7,819,754
                                                                                             ------------              ------------

Increase (decrease) in cash for the period .....................................                2,205,451                 2,101,117
Beginning cash balance .........................................................                  480,838                    46,120
                                                                                             ------------              ------------
Ending cash balance ............................................................             $  2,686,289              $  2,147,237
                                                                                             ============               ===========

                  WESTERN FIDELITY FUNDING, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - General

The interim financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements reflect all adjustments (all of which are of a normal and recurring nature) which are necessary in order to make the interim financial statements not misleading. These financial statements should be read in conjunction with the annual report of Western Fidelity Funding, Inc. ("the Company") on Form 10-KSB for the year ended December 31, 1995 (the "1995 Form 10-KSB"). The results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

Note 2 - Debt

In the first quarter of 1996, the Company entered into note arrangements with an insurance company. The principal amount borrowed of $1,023,223 bears interest at 9.85% per annum and is repayable in monthly installments over approximately four years.

In June, 1996, the Company entered into an agreement with a financial institution for a $20,000,000 secured credit facility. Under the terms of the facility, monthly interest is paid at a floating rate equivalent to LIBOR plus 3.25% or a specified bank alternative base rate plus 1%. The facility is secured by automobile retail installment contracts and will mature on June 23, 1997. Borrowings under the facility were initiated in July 1996.

In August, 1996, the Company obtained a $10,000,000 unsecured subordinated loan from a financial institution. Under the terms of the loan, interest only is paid quarterly during the first two years at a rate of 12% per annum, and thereafter principal and interest are payable quarterly until maturity on July 31, 2001. After payment of commissions and fees, the Company realized approximately $9,400,000 of net proceeds from the loan. The Company also issued five year warrants to purchase 263,750 shares of common stock at $3.93 per share to the placement agent in connection with the loan.

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

            Management's Discussion and Analysis or Plan of Operation


Liquidity and Capital Resources

     The components of the Company's cash flow are summarized below:

                                                         Nine months ended
                                                           September 30,
                                                        --------------------
                                                        1996            1995
                                                        ----            ----
Cash (Used) Provided by Operating Activities ...    $(8,709,082)    $   504,468
Cash Provided (Used) by Investing Activities ...      2,011,209      (6,223,105)
Cash Provided by Financing Activities ..........      8,903,324       7,819,754
                                                    -----------     -----------
Net Increase in Cash ...........................    $ 2,205,451     $ 2,101,117
                                                    ===========     ===========

Total cash used by operating activities was $(8,709,082) for the nine months ended September 30, 1996 as compared to cash provided of $504,468 for the nine months ended September 30, 1995. The decreased cash flows from operating activities resulted primarily from net losses from operations in 1996 as opposed to net income in 1995, a decrease in accounts payable related to Contract purchases in 1996 as opposed to 1995 and an increase in vehicles held for sale in 1996.

Total cash provided by investing activities was $2,011,209 for the nine months ended September 30, 1996 as opposed to cash used of $(6,223,105) for the same period in 1995. The increase was due to decreased originations and increased Contract principal retirements in 1996.

Total cash provided by financing activities was $8,903,324 for the nine months ended September 30, 1996. Cash of $7,819,754 was provided by financing activities in the same period in 1995. The variance is due primarily to higher amounts of debt originations offset by larger principal payments made in accordance with terms of outstanding debt arrangements in 1996.

As disclosed in Item 6, Management's Discussion and Analysis or Plan of Operation in the Company's 1995 Form 10-KSB, the Company anticipated arranging the availability of a $20 million credit facility with a financial institution by year end, 1995. Because this credit facility was not obtained by year end, the Company substantially decreased its Contract purchases in the first and second quarters of 1996.

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

In August, 1996, the Company obtained a $10,000,000 unsecured subordinated loan from a financial institution. Under the terms of the loan, interest only is paid quarterly during the first two years at a rate of 12% per annum, and thereafter principal and interest are payable quarterly until maturity on July 31, 2001. After payment of commissions and fees, the Company realized approximately $9,400,000 of net proceeds from the loan. The Company also issued five year warrants to purchase 263,750 shares of common stock at $3.93 per share to the placement agent in connection with the loan.

Also in August, 1996, the Company entered into an agreement with another financial institution for a $5,000,000 secured credit facility. The facility bears interest at the prime rate plus 3.75%. When used, the facility is to be secured by automobile retail installment contracts and will mature on August 12, 1997.

As a result of obtaining these financing agreements, the Company has returned and surpassed to the Contract purchase levels it experienced in late 1995, and is expanding into additional geographic markets as well as pursuing additional dealer relationships in existing markets.

The Company has begun preparing to sell interests in securitized pools of Contracts owned by the Company. Although there are no assurances that it will occur, management currently plans the initial securitization will occur in late 1996 or early 1997. In February, 1996, the Company entered into an agreement with a financial institution giving the institution the first right of refusal to purchase any Contracts offered for sale by the Company up to a total of $50,000,000. Through November 12, 1996, the Company has sold approximately $7,300,000 of Contracts under this agreement.

The Company continues to pursue additional sources of funds, including but not limited to various forms of debt and equity. Failure to obtain additional funding sources will materially restrict the Company's future business activities.

Results of Operations

Net loss applicable to common shareholders for the nine months ended September 30, 1996 was $(1,598,234) as compared to net income of $338,384 for the same period in 1995. Primary factors contributing to the variance were:

Interest Income. Interest income for the nine months ended September 30, 1996, increased by $1,801,847 to $3,200,251 from $1,398,404 for the same period ended in 1995. This increase is a result of a larger average Contract portfolio balances held by the Company in 1996 as opposed to 1995.

Interest and Loan Commission Expense. Interest and loan commission expense increased from $1,286,780 during the nine months ended September 30, 1995 to $2,211,060 during the same period in 1996. Interest expense consists of interest on capital and operating loans. This increase resulted primarily from an increase in borrowings. Such increased borrowings were used to fund the growth of the Company's Contract portfolio and the Company's operations.

Provision for Credit Losses. The provision for credit losses increased $254,234 from $164,408 for the nine months ended September 30, 1995 to $418,639 in the same period in 1996. The Company determines the amount of the allowance for credit losses based on the average loss per repossession and the default rate of the Contracts. During the quarter ended September 30, 1996, management's estimate of the allowance for credit losses decreased due to a change in estimating the amount of the average loss recognized by year over the average term of the Contracts. This change is reflected as a change in estimate in the allowance for credit losses during the quarter ended September 30, 1996. The increase for the nine months ended September 30, 1996, as opposed to the same period in 1995 is attributable to a larger average portfolio balance in 1996 and a $200,000 charge to operations for a reassessment of the collectibility of a participation receivable related to Contracts sold in 1995.

Gain on Sale. The gain on sale of Contracts decreased $1,164,958 from $1,839,350 in the nine months ended September 30, 1995 to $674,492 in the same period in 1996. The Company sold approximately $9,500,000 of Contracts in the nine months ended September 30, 1996 at 88 to 90% of the principal balance at the date of sale. In the same period in 1995, the Company sold about $9,000,000 of Contracts at 96% of their principal balance, plus interest over the life of the loans. In the third quarter of 1996, the Company repurchased $1,900,000 of Contracts which were sold in the first and second quarters of 1996. The gain previously recognized on the sale of these Contracts was reversed upon purchase in accordance with FAS 77.

Employee Compensation. Employee compensation and related costs and benefits increased for the nine months ended September 30, 1996 by $747,569 to $1,527,870 from $780,301 for the nine months ended September 30, 1995. This increase was primarily due to an increase in sales and operations staff necessary to handle growth and anticipated future growth of the Company's operations.

Other Expenses. Other expenses increased $1,037,452 from $684,324 for the nine months ended September 30, 1995 to $1,721,776 for the nine months ended September 30, 1996. The Company has invested significant resources in the nine months ended September 30, 1996 in preparation for anticipated growth. Primary contributors to the increase were office and sales facility cost and, advertising, consulting, and operating costs relating to the credit decision and collection processes.

Preferred Stock Dividends. Dividends in the amount of $123,203 on the outstanding Series A Preferred Stock have been accrued in the nine months ended September 30, 1996 as opposed to $13,700 in the same period in 1995. The increase was due to the fact that the Series A Preferred Stock was not issued until July and August, 1995.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K,

         (a)  Exhibits
                  None
         (b)  Reports on Form 8-K,

On July 2, 1996, the Company filed a Current Report on Form 8-K, dated June 24, 1996, reporting under Item 5 thereof that the Company had entered into a Revolving Credit and Security Agreement ("Credit Agreement") with BNY Financial Corporation. The Credit Agreement was filed as an exhibit under Item 7.

On August 7, 1996, the Company filed a Current Report on Form 8-K, dated August 2, 1996, reporting under Item 5 thereof that the Company had obtained the net proceeds of a $10 million unsecured subordinated loan from a financial institution. The documents pertaining to the loan and the warrant issued in connection therewith were filed as exhibits under Item 7.

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    WESTERN FIDELITY FUNDING, INC.


Date:  November 14, 1996                By: /s/ Gene E. Osborn
                                           -----------------------------------
                                         Gene E. Osborn, President,
                                         Chief Executive Officer and Director




Date:  November 14, 1996                By: /s/ Philip J. Bogema
                                           ----------------------------------
                                         Philip J. Bogema
                                         Chief Financial Officer