Form 10KSB40
period 1996-12-31
WESTERN FIDELITY FUNDING INC
filed 1997-07-11
CIK 891276

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to               .
                               -----------------   --------------
Commission file Number:  0-27156

                         WESTERN FIDELITY FUNDING, INC.
                 (Name of small business issuer in its charter)

        Colorado                                        84-1148454
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

4704 Harlan Street, Suite 260, Denver, Colorado                    80212
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number: 303-477-8404

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001  per
                                                               share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]  NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $6,362,791.

The aggregate market value of the Issuer's voting stock held as of June 9, 1997, by nonaffiliates of the Issuer was $721,095.37.

As of June 9, 1997, the Issuer had 2,637,500 shares of its $0.001 par value common stock issued and outstanding.

Documents incorporated by reference:  None.
Transitional small business disclosure format: YES [ ]   NO  [X]

                         WESTERN FIDELITY FUNDING, INC.
                        1996 ANNUAL REPORT ON FORM 10-KSB
                                TABLE OF CONTENTS



PART I                                                                  Page No.
------                                                                  --------
Item 1.    Description of Business.........................................    1

Item 2.    Description of Property.........................................   13

Item 3.    Legal Proceedings...............................................   13

Item 4.    Submission of Matters to Vote of Security Holders...............   15

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters........   16

Item 6.    Management's Discussion and Analysis or Plan of Operation.......   17

Item 7.    Financial Statements............................................   21

Item 8.    Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure.............................   21

Part III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act......   21

Item 10.   Executive Compensation..........................................   24

Item 11.   Security Ownership of Certain Beneficial Owners and Management..   26

Item 12.   Certain Relationships and Related Transactions..................   28

Item 13.   Exhibits and Reports on Form 8-K ...............................   30

           Signatures......................................................   37

                                     PART I


Item 1.  Description of Business.

General

     From 1990 until April 1997, Western Fidelity Funding, Inc. (the "Company") was a specialized consumer finance company engaged in the acquisition of dealer originated retail installment loan contracts ("Contracts"). From May 1994 until March 1997, the Company also operated a used car retail sales facility through which the Company sold used cars and light trucks.

     At the end of January 1997, the financial institution from which the Company had previously obtained a $20 million secured credit facility presented the Company with a proposal to increase the secured credit facility to $50 million. In mid February 1997, the financial institution withdrew the $50 million proposal because of financial difficulties publicly reported by other companies engaged in the same business as the Company. In April 1997, the financial institution advised the Company that the financial institution would provide no additional funding under the $20 million secured credit facility because the Company was in default thereof as a result of the violation by the Company of certain financial covenants contained in the credit facility agreement provided by the financial institution to the Company. As a result, the Company discontinued acquiring Contracts and reduced its staff from approximately 184 employees on March 31, 1997, to 55 employees on June 9, 1997.

     The Company has also received notice from the financial institution that provided the Company with an unsubordinated loan of approximately $10 million on August 2, 1996, that the Company is in default of the provisions of such loan. The Company has also defaulted on required payments on insurance company loans. Further, the Company is in default on the payment on the loans from the G.E.O. Income Trusts III, IV and V. For the year ended December 31, 1996, the Company suffered a significant loss from operations of $10,154,677 and as of December 31, 1996, the Company had an accumulated deficit of $11,328,311. The independent auditors' report on the consolidated financial statements of the Company for the year ended December 31, 1996, contains a paragraph raising a substantial doubt about the Company's ability to continue as a going concern. The Company did not pay dividends on the Company's outstanding preferred stock for the quarter ended March 31, 1997.

     In May, 1997, the Company engaged Key Capital Markets, Inc., a wholly-owned subsidiary of KeyCorp, to explore strategic business options and alternatives for the Company's business. If the Company is unable to enter into satisfactory arrangements with its creditors, obtain additional financing or enter into a business combination, it is likely that the Company will have to file for protection from its creditors under the United States Bankruptcy Code.

     The information hereinafter contained in Item 1 of this Annual Report on Form 10- KSB is presented for historical purposes only due to the fact that the Company's business operations have been curtailed as described above.

     Contracts acquired by the Company were either retained and serviced by the Company or sold by the Company. The Company also acquired Contracts through the sale and financing of automobiles from the Company owned retail used car facility. The Company, which was incorporated in June 1990 and commenced operations in August 1990, primarily purchased Contracts in the central and eastern regions of the United States. Such Contracts were entered into by automobile dealers with borrowers who did not have access to credit from traditional sources. The Company decreased its total Contract portfolio (finance receivables after allowance for credit losses) by 29.9% to $14,941,703 at December 31, 1996, from $21,319,223 at December 31, 1995. For the fiscal years ended December 31, 1994, 1995, and 1996, the Company generated revenues of $2,065,115, $5,155,724, and $6,362,791, respectively, and net a income (loss) of
$(505,484), $579,160, and $(10,154,677), respectively.

     The automobile dealer business is highly fragmented and includes businesses selling principally new automobiles, which also operate a used automobile business, that are franchised by automobile manufacturers ("franchised dealers") and businesses that are not affiliated with an automobile manufacturer ("independent dealers") selling exclusively used automobiles. As of December 31, 1996, approximately 15% of the Contracts purchased by the Company were originated by franchised dealers and the remaining 85% were originated by independent dealers. Of the approximately 600 dealers who had signed agreements with the Company, during the same period, the Company was actively purchasing Contracts from 310 dealers located in 20 states: Colorado, Delaware, Georgia, Kansas, Kentucky, Illinois, Indiana, Iowa, Missouri, Nebraska, New Mexico, New Jersey, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas and West Virginia. None of the nonaffiliated dealers with whom the Company conducted business accounted for greater than 10% of the Company's total number of Contracts purchased during the fiscal year ended December 31, 1996. During the year ended December 31, 1996, approximately 52% and 19% of all Contracts purchased were from the states of Texas and Colorado, respectively.

     The Contracts purchased by the Company were primarily with nonprime borrowers who did not have access to traditional sources of consumer credit because they did not meet the credit standards imposed by other types of lenders. Nonprime borrowers are generally relatively higher credit risks due to various factors, including their past credit experience and the absence or limited extent of their credit history. Typical nonprime borrowers include young borrowers (18 to 25 years old) who are trying to establish an initial credit rating, previously bankrupt borrowers who have reestablished their credit rating, slow payers of credit cards and department store accounts and borrowers who desire payment terms slighter longer than the maximum term permitted by traditional sources of consumer credit. The Company charged an average annual percentage rate ("APR") of approximately 20% in fiscal 1996 to such nonprime borrowers, while, in contrast, commercial banks, financing arms of automobile manufacturers and other traditional sources of consumer credit typically impose more stringent credit requirements and generally charge lower interest rates.

     On October 19, 1994, the Company incorporated O&S Finance, Inc. under the laws of Colorado as a wholly owned subsidiary. This subsidiary does not have independent operations and was formed for the sole purpose of acting on the Company's behalf in connection with one agreement involving the sale of Contracts to an institutional purchaser.

     On December 30, 1996, the Company incorporated Western Fidelity Finance, Inc., which was formed as a wholly owned, special purpose subsidiary of the Company under the laws of Delaware.

The Industry

     The nonprime automobile retail installment loan finance industry is highly fragmented and historically has been serviced by a variety of financial
entities,   including   captive  finance   subsidiaries   of  major   automobile
manufacturers, banks, savings and loan institutions, independent finance companies and small loan companies. Of late, the industry has suffered problems due to increasing competition, the deterioration in the credit quality of nonprime auto loans and unexpected loan losses. Certain other companies engaged in the same business as the Company publicly reported profits for 1996 while certain others reported losses and financial difficulties. Reported losses for 1996 of which the Company is aware have ranged from approximately $7 million to as high as approximately $41 million. Consequently, many nonprime automobile retail installment loan companies are tightening underwriting guidelines and significantly increasing loss reserves due to the rise in delinquency and repossession rates and the deterioration of credit quality.

Business Methods

     Marketing to Dealers. The Company purchased Contracts from dealers instead of making direct loans to nonprime borrowers. By focusing directly on the dealer, the Company was able to obtain large volumes of Contracts in a cost effective manner, while simultaneously increasing the dealer's efficiency and effectiveness in selling automobiles. The Company believes that its guidelines and procedures allowed it to respond quickly to dealers. The Company typically responded to credit applications on the date received, in many cases within two hours, and generally paid the dealer within 24 hours after the Company received all required complete and accurate documentation from the dealer. Based on discussions with dealers, the Company believed that because of its prompt response and ability to assist a dealer in structuring a loan to maximize dealer profit, dealers conducted business with the Company instead of with competitors that charged lower discounts than the Company. This discount was intended to protect the Company from losses resulting from the failure of a borrower to repay the amount due under a Contract and was not refundable to the dealer.

     Credit Guidelines and Procedures. The Company has developed uniform guidelines and procedures for evaluating credit applications in connection with the purchase of Contracts from dealers. The Company's guidelines and procedures relate to such matters as the borrower's stability of residence, employment history, credit history, capacity to pay, income, discretionary income and debt ratio, as well as the value of the collateral. The Company used a scoring system as part of its standardized credit criteria. Within these guidelines and procedures, each underwriter was authorized to approve or reject credit applications. All underwriters were employees of the Company. However, all such applications were reviewed for final approval by a member of management.

     Active Collection Management. With respect to all Contracts serviced by the Company, it pursues a policy of active collection management with respect to both current and delinquent accounts, including activities related to collections, borrower inquiries and, if necessary, delinquencies and repossessions. The Company sends the borrower a letter which describes the procedures and schedules for repaying the Contract. With the exception of repossession activities and the distribution of monthly customer billing statements, for which the Company engages outside agencies, the Company services all aspects of its Contracts, including collections, account receivable tracking and delinquency resolution. Any Contract which is 10 or more days overdue is treated as a past due account for collection purposes. The Company generally will commence repossession procedures after an account reaches 60 days past due. Management believes that active collection management is critical in maintaining a low level of delinquencies and charge offs.

Contract Profile

     During 1996 the Company purchased 3,275 Contracts with an aggregate initial principal balance of $32,430,763. Of the $32,430,763 in Contracts, $5,950,045 were purchased from the Company's used car facility. The Contracts purchased had an average initial principal balance of $10,915, and an average initial contract term of 53 months. The annual percentage rate paid by borrowers in 1996 was 20%.

Contract Acquisition Process

     The following is a summary of the process that the Company typically followed in connection with its acquisition of a Contract.

     Dealer Solicitation. The Company solicited business from automobile dealers through its business development efforts and with independent marketing representatives. The Company evaluated each dealer with which it established a financing relationship to ensure that the Company purchased Contracts from reputable automobile dealers carrying an inventory of quality used automobiles. Generally, the Company evaluated the prospective dealers to determine the viability of each dealer and assessed the length of service and reputation of prospective dealers. The Company periodically inspected the dealer's physical premises to determine whether such dealer appeared to be operating its business satisfactorily.

     The Company provided the dealer a training and orientation program to promote a mutually profitable and efficient relationship. The goals of the training and orientation program were to introduce dealers to and familiarize dealers with the Company's procedures and to enable dealers to prescreen borrowers and thereby expedite the credit underwriting process.

     Contracts were purchased at a discount by the Company and generally without recourse to the dealer. Each dealer with which the Company established a financing relationship entered into a nonexclusive written standardized purchase agreement with the Company governing the Company's Contract purchases from the dealer. In all cases, the dealer made certain warranties as to the validity of the Contract, certificates of title and compliance with certain laws, and indemnified the Company for any claims, losses, and damages that may be assessed against the Company.

     Credit Evaluation Procedures. If a nonprime borrower elected to finance the purchase of an automobile through a dealer, the dealer would submit the borrower's credit application to the Company for review of the borrower's credit worthiness and proposed 2transaction terms. The Company used a uniform credit underwriting policy for evaluating a2pplications. An underwriter conducted such review in accordance with the Company's guidelines and procedures, which generally took into account, among other things, the individual's stability of residence, employment history, credit history, ability to pay, income, discretionary income and debt ratio, as well as the value of the collateral. In addition, a credit bureau report was evaluated in order to determine if (i) the individual's credit quality was deteriorating, (ii) the individual's credit history suggested a high probability of default or (iii) the88 individual's credit experience was too limited for the Company to assess the probability of performance. The Company also used a scoring system as part of its credit criteria to ev8aluate applications. Within these guidelines and procedures, each underwriter was authorized to approve or reject credit applications. However, all such applications were reviewed for final approval by a member of management.

     Approval Process. After reviewing the credit application the Company notified the dealer by facsimile whether or not the Company would be willing to purchase the Contract upon sale of the automobile to the applicant. If the customer was approved, the notification specified the terms of the approval, including the monthly payment. The Company typically responded to submitted dealer applications within 2 hours, in some cases within 30 minutes. The Company's credit strategy was to determine and approve a monthly payment amount based on the borrower's ability and desire to pay. After such an amount was determined, the dealer could identify an automobile that met such payment parameters. In fiscal 1996, the Company approved approximately 32% of all submitted credit applications and purchased approximately 10% of such approved Contract applications. The difference between the number of applications approved and the number of Contracts purchased is due primarily to industry practice whereby the dealer submits credit applications for the same purchaser to more than one finance company and then selects the finance company that is willing to provide the most favorable terms.

     Since inception, the nonrefundable discount charged by the Company has averaged approximately 15% of the financed portion of the Contracts. Generally, the Company did not advance to the dealer more than 115% of the retail value of the automobile based upon industry publications and required that a borrower make a down payment of at least 10% of the purchase price.

     Contract Purchase. Upon final confirmation of the terms by the borrower, the dealer consummated the sale of the automobile to the borrower. After the dealer delivered all required complete and accurate documentation to the Company, the Company performed an interview and collateral verification with the customer. This verification detected misrepresen tations to the borrower by the dealer or any misstatement of the description of the collateral. It is only after this verification that the Company remitted funds to the dealer, generally within 24 hours. Upon purchase of the Contract, the Company acquired a perfected security interest in the financed automobile. The Company's security interest was perfected by a first priority lien on certificates of title. The Company's practice was to cause such lien to be noted on the certificate of title or have physical possession of the certificate of title, as appropriate under the laws of the state in which the automobile was registered. Each Contract required that the automobile be properly insured and that the Company be named as a loss payee. Compliance with insurance requirements was again verified prior to the remittance of funds to the dealer.

     Contract Servicing and Collection. Borrowers obligated under the Company's Contracts are expected to remit their monthly payments using the monthly billing statement provided to them by the Company. In the event that a borrower's payment is not received on its due date, historically, the Company mailed a past due notice on the 10th day after such due date to the borrower. If the payment was not received typically on the 16th day past due, the Company contracted the borrower by telephone as a follow up to the written notice. In March 1996, the Company implemented new collection procedures in which the borrower was contacted by telephone three to five days after the payment due date. As of December 1996, the Company began contacting the borrower five to ten days prior to the first payment due date to remind the borrower of the payment date. If the payment has not been received on its due date, the borrower is contacted that day with the past due notice mailed on the 5th day. In the event of a delinquency beyond such dates, the Company's trained collection specialists attempt to stay in regular contact with the borrower until the delinquency is cured. If the borrower does not cure the delinquency and misses a subsequent payment, the Company typically repossesses the automobile promptly.

     Prior to March 1997, when the Company closed its used car retail sales facility, if economically feasible, repossessed automobiles were usually transported back to the Company's used car retail sales facility for disposal after the lapse of the applicable redemption period, if any. If repossessed automobiles were not returned to the used car retail sales facility, they were either placed on consignment with dealers for disposal at retail value or sold at public auction. Contracts are generally charged off prior to becoming 90 days delinquency or, if earlier, upon repossession of the automobile. Once an automobile is repossessed, the automobile is carried on the Company's books as inventory on hand at a value equal to wholesale value.

Delinquency Control and Collection

     The Company generally reviews Contracts that are past due to assess collection efforts to date and to refine the collection strategy, if appropriate. The collection personnel, together with management, generally design a collection strategy that includes a specific deadline within which each delinquent obligation should be collected. Contracts that have not been collected during such period are again reviewed and, unless there are specific circumstances which warranty further collection efforts, vehicles under such Contracts are assigned to an outside agency for repossession. The Contracts provide that, upon repossession, the principal balance is accelerated and due from the borrower. In certain jurisdictions, a discount for prepayment must be applied to the amount accelerated. Since March 1997, when the Company closed its used car rental sales facility, repossessed vehicles have been returned to the Company and offered for sale at public auction. The elapsed time between repossession and resale is generally 30 days, including passage of the period during which the law of the applicable jurisdiction permits the borrower to redeem the automobile. Typically, after repossession, the borrower will be pursued for any deficiency, subject to applicable legal limitations.

Automobile Sales

     The Company operated its used car retail sales facility, located in Lakewood, Colorado, from May 1994 until March 1997. The Company sold used cars and light trucks and typically financed borrowers' purchases from its used car retail sales facility. The Company's used car retail sales facility typically carried inventories from 45 to 100 retail and repossessed automobiles and offered a variety of makes and models from approximately two to six years old. For 1995 and 1996, vehicle sales have ranged from 11 to 91 units per month. The Company financed almost all of the vehicles sold at the Company's used car retail sales facility. Contracts purchased at the used car facility were discounted at rates approximately 10% to 15%. Of the $32,430,763 in Contracts purchased by the Company for fiscal 1996, $5,950,045 were purchased from its used car facility.

Competition

     The automobile finance business is very fragmented and highly competitive. The Company believes that there are numerous competitors providing, or capable of providing, financing through dealers to purchasers of automobiles. Because the Company purchased Contracts from dealers that provided financing to borrowers who did not qualify for traditional financing, the Company does not believe that it competed with commercial banks, savings and loan institutions, credit unions, financing arms of automobile manufacturers and other consumer lenders that apply more traditional lending criteria to the credit approval process. Historically, these traditional sources of used automobile financing (some of which are larger, have significantly greater financial resources and have relationships with captive dealer networks) have not consistently served the Company's market segment. If such a competitor had entered the Company's market segment, the Company would have been materially adversely affected. In addition, if the Company had experienced increased competition from other traditional or nontraditional sources of credit, such increased competition may have resulted in a reduction in the amount of discount which the Company was able to charge to dealers. The Company believes that it competed principally on the basis of service to participating dealers.

Financing

     Integral to the Company's business and growth strategy was the maintenance of sufficient capital resources to support its operations. The Company's external capital resources consisted of the following:

     Trust Loans. From inception through March of 1995, the Company primarily financed the acquisition of Contracts through the organization of five trusts ("Trusts"). G.E.O. Income Trust 1991-I ("GEO I"), G.E.O. Income Trust II ("GEO II"), G.E.O. Income Trust III ("GEO III"), G.E.O. Income Trust IV ("GEO IV") and G.E.O. Income Trust V ("GEO V"). The Trusts, with the exception of GEO I, offered to investors two year and four year recourse promissory notes ("Trust Notes") bearing a rate of interest of 8% and 11% per annum, respectively. GEO I offered two year and four year Trust Notes bearing interest at 8% and 12% per annum, respectively. The Trusts provided financing to the Company through loans under master promissory notes ("Master Notes"). The Master Notes are secured by the pledge of the Company's security interests in Contracts, the restricted cash in the reserve account, and the insurance on Contracts pledged as security to the Trusts. In August of 1995, the Company exchanged 321,540 shares of Series A Preferred Stock for $1,607,700 principal amount of Trust Notes. The unpaid principal balance owed by the Company to the Trusts under the Master Notes as of December 31, 1996 was $4,021,389. At December 31, 1996, the Company's financial statements reflect a liability for Master Notes of $2,608,689 which represents the unpaid principal balance of $4,021,389 less an offset for the principal balance of Trust Notes owned by the Company in the amount of $1,412,700. GEO I and GEO II have been paid in full. The Company has defaulted on required payments due to GEO III, GEO IV and GEO V. Each of the Trusts has an independent trustee who is not affiliated with the Company. As of June 4, 1997, the principal amount of the Contracts securing the Master Notes was $1,224,111 less than the principal amount of the Master Notes not owned by the Company. This occurred because some of the payments made on certain Contracts pledged to the Trusts and proceeds from the sale of vehicles underlying certain of the Contracts were used as operating capital by the Company. There are no provisions in the agreements between the Company and the Trusts which specifically require that the principal amount of Contracts securing the Master Notes equal or exceed the principal amount of the Master Notes.

     Insurance Company Loans. Between December, 1994 and February, 1997, the Company has obtained loans from several insurance companies in the aggregate amount of approximately $13,500,000. The terms of these loans range from 36 to 51 months, and these loans bear interest at fixed rates ranging from 9.85% to 10.5%. The Company has defaulted on the required payments on these loans. Each of these loans was supposed to have been collateralized with Company Contracts which were required to have principal balances and interest provisions which equal or exceed the principal balance and interest provisions payable by the Company to the insurance companies. In the event of a default under a Contract collateralizing any of these loans, the Company is required to substitute a new Contract as Collateral. Each of these loans requires that the Company obtain insurance against loss in the event of defaults under the Contracts collateralizing the loans. As of June 4, 1997, the principal amount of the Contracts collateralizing these loans was approximately $2,502,000 less than the aggregate principal balances of these loans. This occurred because some of the payments made on certain Contracts pledged to the insurance companies and proceeds from the sale of vehicles underlying certain of the Contracts were used as operating capital by the Company. The insurance companies have filed suit against the Company regarding the loans. See "Item 3. Legal Proceedings."

     Arrangement Involving Contract Portfolio Sales and Loans. During 1990, the Company entered into an agreement to sell Contracts, on an ongoing basis, to a financial institution. The Company sold $4,114,286 in principal amount of Contracts to this institution under this agreement. During May, 1994, this agreement was changed to a loan agreement under which this institution has the right to loan a minimum of $300,000 each month to the Company with such loans being secured with an equal principal amount of Contracts purchased by the Company. The terms of the loans correspond to the average term of the Contracts securing the loans, the Company is required to replace Contracts collateralizing the loans which go into default, the Company obtains insurance against loss in the event of defaults under the Contracts collateralizing the loans, the Company pays interest on these loans equal to the greater of 15% or the prime rate plus 5%, and the Company pays this lender 10% of the spread between interest received by the Company on the Contracts collateralizing the loans and interest paid to the lender on such loans. This institution is not affiliated with the Company and the reason the Company pays these high rates to this lender is because the original agreement was entered into during 1990 when the Company was beginning its business. As of April 10, 1996, the Company had paid off the loans with this institution. This agreement was changed in May, 1994, from a Contract sale agreement to a loan agreement because this financial institution was not properly servicing the Contracts purchased from the Company on a timely basis which resulted in delays in taking action with respect to past due loans. The Company has filed a lawsuit against this institution regarding this transaction. See "Item 3. Legal Proceedings."

     Contract Portfolio Sales. The Company has sold pools of Contracts in five separate transactions.

     1. On February 9, 1994, the Company entered into an agreement to sell Contracts to a financial institution. During 1994, the Company sold $3,621,212 in principal amount of Contracts under this agreement at a purchase price of 97% of such principal amount. The holdback percentage amount will not be received by the Company until the borrowers pay the final amounts due on the Contracts sold.

     2. In November, 1994, the Company entered into an agreement to sell, on an ongoing basis, Contracts with a principal balance of up to $12,000,000 to a financial institution. Contracts are sold under this agreement for a cash payment on the date of sale equal to 96% of the principal amount of the Contracts sold and future monthly payments over the life of the Contracts sold based upon a formula contained in the agreement. Under this formula, the Company's monthly payment will equal any amount remaining after deduction of the following amounts from the monthly payments of principal and interest on the Contracts sold: custodial and servicing fees, 95% of principal payments received during the month, 88% (10.58% per annum) of 96% of the outstanding principal balance on the Contracts, and any required deposits into the reserve account. Under this agreement, the Company is required to maintain in a reserve account an amount equal to 5% of the outstanding principal balance of the Contracts until the final 5% of payments are made on the Contracts. The Company will receive any amounts remaining in the reserve account when all payments have been made by the borrowers on the Contracts. The reserve account protects the purchaser in the event of defaults by the borrowers under the Contracts.

     3. In January and February of 1996, the Company entered into multiple agreements to sell Contracts with a principal balance of approximately $2,000,000 to a financial institution. Under these agreements, Contracts were sold without recourse at 88% of principal balance at the date of purchase.

     4. In February and April, 1996, the Company sold Contracts with a principal balance of approximately $5,100,000 and $4,200,000 to a financial institution, respectfully. Under this agreement, Contracts were sold without recourse at 90% of the principal balance on the date of sale. In addition, the financial institution has the first right of refusal to purchase any Contracts offered for sale by the Company up to a total of $50,000,000.

     5. In March, 1997, the Company sold Contracts to a financial institution with a principal balance of approximately $4,400,000. Under this agreement, Contracts were sold at 90% of the principal balance on the date of sale less an additional holdback percentage equal to 5% of the principal balance of the Contracts purchased. The 5% is refundable to the Company after all Contracts sold to the financial institution have met a three payment requirement and the Company has delivered all title documentation to the institution.

     Unsecured Subordinated Loan. On August 2, 1996, the Company obtained the net proceeds of a $10,000,000 unsecured subordinated loan from a financial institution. The approximately $9,600,000 net proceeds from the loan have been used by the Company to purchase automobile retail installment contracts and vehicle inventories and as working capital.

     Under the terms of the loan, interest only is paid quarterly during the first two years at a rate of 12% per annum and, thereafter, the principal and interest are payable quarterly until July 31, 2001, when the balance is due. The Company has received notice of default under the terms of the loan. The Company also issued five year warrants to purchase 263,750 shares of common stock at $3.93 per share to the placement agent in connection with the loan.

     Securitization. On December 30, 1996, Western Fidelity Finance, Inc. ("Finance"), a Delaware corporation that was formed as a wholly owned, special purpose subsidiary of the Company, transferred to the Western Fidelity Receivables Trust 1996-A ("Trust") receivables with an aggregate receivable balance  of  approximately  $17,200,000  and  the  Trust  issued  Pass-  Through
Certificates in a private Rule 144A offering in four classes consisting of $19,640,000 of 7.5% Class A Certificates, $2,455,000 of 8.50% Class B
Certificates, $1,227,500 of 12% Class C Certificates, and $1,227,500 of 15% Class D Certificates. The Class A Certificates are rated "A", the Class B Certificates are rated "BBB" and the Class C and D Certificates are rated "BB" and "B", respectively, by Duff & Phelps. Each of the certificates is represents fractional undivided interests in the Trust. The assets of the Trust include, among other things, (i) a pool of motor vehicle receivables, evidenced by retail installment contracts and security agreements ("Receivables"), all of which were transferred to Finance by the Company, and all monies received on the Receivables allocable to the principal of such Receivables and all monies allocable to interest thereon, (ii) the interest of Finance in the security interests in vehicles financed thereby (iii) amounts held in a prefunding account of approximately $7,300,000 which will be used to acquire additional Receivables which were sold on February 4, 1997, (iv) the interest of Finance in any recourse relating to dealer agreements concerning the Receivables, (v) all right, title and interest of Finance in and to the transfer and assignment agreement between Finance and the Company and (vi) the proceeds of any and all of the foregoing.

     The Receivables were originally acquired by the Company directly from automobile dealers and the Company will continue to service the Receivables. The average life of the Receivables pool is approximately 48 months. A reserve fund was established including a 5% initial deposit. The excess spread is used to increase the reserve fund until over collateraliza tion reaches 7% of the outstanding pool balances. The 7% will be increased to 10% if the pool does not achieve certain performance standards. If a permanent increase in the reserve fund is required, then the Company's residual interest in the securitization will be impaired by approximately $400,000. Approximately 45% of the pool is concentrated in Texas.

     The issuance of the Class A Certificates, Class B Certificates, Class C Certificates and Class D Certificates was the Company's first securitization transaction. The Company purchased all of the Class D Certificates.

     Insurance Coverage and Restricted Cash Account. The Company has obtained vehicle single interest insurance coverage on certain Contracts owned by the Company. This insurance, which is obtained by most lenders, requires a premium of .003% of the monthly principal balance of the Contract portfolio and protects the Company against loss resulting from uninsured damage to or theft of the vehicle purchased and the inability of the Company to locate and repossess the financed vehicle. In addition, the Company has obtained an indemnity insurance policy under which certain Contracts owned by the Company are insured against loss as a result of default by the borrower. The premium for this insurance is 3% of the principal balance of the insured Contract, and the insurer requires that the Company deposit cash equal to 7% of the principal balance of insured Contracts into a restricted reserve account. Losses on insured Contracts under the indemnity policy are first reimbursed from the reserve account. To date, the insurer has not made any payments under the indemnity policy. The Company has insured most Contracts collateralizing the Trust Notes, the insurance company loans and Contracts pledged to a financial institution.

     Secured Credit. The Company obtained a $20,000,000 secured credit facility with a financial institution. The credit facility was used by the Company to purchase Contracts and as working capital. Under the terms of the facility, interest is paid at a floating rate equivalent to LIBOR plus 3.25% or a specified bank alternative base rate plus 1%. The facility is secured by Contracts and will mature on June 23, 1998. As of June 4, 1997, the principal amount of the Contracts collateralizing the secured credit facility was approximately $1,300,000 less than the aggregate principal balance of the secured credit facility. This occurred because certain Contracts pledged to the financial institution became ineligible under the borrowing base because the Contracts remained due and unpaid for more than 60 days. Borrowings under the facility were initiated in July 1996 and terminated by the financial institution in April 1997 because of default by the Company. See "Item 1. Business-- General."

     In August 1996, the Company entered into an agreement with another financial institution for a $5,000,000 secured credit facility. This facility bears interest at the prime rate plus 3.75%. The facility is secured by automobile retail installment contracts and will mature on August 12, 1997. The Company has filed suit against this financial institution regarding this transaction. See "Item 3. Legal Proceedings."

Regulation

     The business the Company was conducting until April 1997 is subject to regulation and licensing under various federal, state and local statutes and regulations. The Company's business operations were conducted with dealers located in many states, and, accordingly, the laws and regulations of such states governed the Company's operations. Most states where the Company operated
(i) limit the interest rate, fees and other charges that may be imposed by, or prescribe certain other terms of, the Contracts that the Company purchased, (ii) governed the sale and type of insurance products offered by the dealers and the insurers for which the dealer acted as agent and (iii) defined the Company's rights to repossess and sell collateral. In addition, the Company was required to be licensed or registered to conduct its finance operations in certain states in which the Company purchased Contracts. Numerous federal and state consumer protection laws and related regulations impose substantive disclosure requirements upon lenders and services involved in automobile financing. Some of the federal laws and regulations to which the Company is subject include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board's Regulations B and Z, and the Soldiers and Sailors Civil Relief Act.

     In addition, the Federal Trade Commission ("FTC") has adopted a holder-in-due-course rule which has the effect of subjecting persons who finance consumer credit transactions (and certain related lenders and their assigns) to all claims and defenses which the purchaser could assert against the seller of the goods and services. With respect to used automobiles specifically, the FTC's rule on sale of used vehicles requires that all sellers of used automobiles prepare, complete and display a buyer's guide which explains the warranty coverage for such automobiles. The credit practices rules of the FTC impose additional restrictions on sales contract provisions and credit practices.

Employees

     As of June 9, 1997, the Company employed 55 persons on a full time basis and no persons on a part time basis, none of whom is covered by a collective bargaining agreement. The Company provides basic medical insurance and other benefits for eligible employees.

Item 2.  Description of Property.

     The principal executive office of the Company is located in Denver, Colorado in office facilities containing approximately 13,300 square feet which are leased from an unaffiliated person pursuant to leases expiring in 1997 and 1999. The Company leases a used car storage lot on a month to month basis. The Company currently pays aggregate rent for these facilities of approximately $11,800 per month.

Item 3.  Legal Proceedings.

     In February, 1997, the Company filed a breach of contract action against Princeton Capital Credit Corporation ("Princeton") in the District Court of
Jefferson County, State of Colorado. In this action, the Company has alleged that Princeton breached its obligations under an agreement in which Princeton agreed to finance the repurchase, by the Company, of approximately $8,000,000 of automobile loans from a third party. The Company is seeking damages in the amount of $2,265,539 plus costs, fees and interest.

     In September, 1996, the Company filed a lawsuit against Berjac of Colorado ("Berjac") for, inter alia, breach of contract in Denver District Court. In this action, the Company has alleged that Berjac breached a financing agreement in which Berjac agreed to finance retail installment contracts purchased by the Company by failing to surrender the original notes and vehicle titles from certain retail installment contracts purchased by the Company and by failing to properly credit payments to reduce the outstanding balances due by the Company. The Company is seeking the return of the original notes and vehicle titles, an order from the Court declaring the credit payments properly paid and an accounting of certain activities of Berjac. Berjac has filed a third party complaint against Gene E. Osborn and a counterclaim against the Company for an accounting of certain information, attorneys' fees and a return of certain security.

     In December,  1996,  Nationwide  Equipment  Company Profit  Sharing/Pension
Plan, Richard D. Ernst, Frieda J. Hopkins Trust and Frank S. Ungar filed a lawsuit against the Company, Insight Sales and Marketing, Inc., Gene E. Osborn, Leonard L. Skerjanc and John J. Scordo, II in the United States District Court for the District of Colorado. In the complaint, the plaintiffs allege that they invested an aggregate of approximately $97,500 in the Insight Income Trust ("Trust") which then loaned the funds plus funds from other investors in the Trust to Insight Sales and Marketing, Inc. ("Insight"), that in 1995 Insight defaulted on the loans from the Trust, that the Company also borrowed monies from the GEO I, II, III, IV and V Trusts, that the Company subsequently conducted a public offering of the Company's common stock, that Messrs. Osborn, Skerjanc and Scordo were the principal officers of the Company and Insight, that in connection with the sales of the Insight, Company, GEO I, II, III, IV and V Trust securities, the defendants failed to disclose material facts as to the uses of the proceeds therefrom, that the proceeds from the Insight loans were used to further business of the Company and to personally benefit Messrs. Osborn, Skerjanc and Scordo, that Messrs. Osborn, Skerjanc and Scordo breached their duty of fidelity to Insight and that the conduct of the defendants was a violation of the securities laws, the Racketeer, Influenced and Corrupt Organizations Act and the Colorado Organized Crime Control Act. The complaint claims an unspecified amount of actual damages, treble damages, interest and attorneys' fees.

     In April, 1997, Durrett Motor Company Incorporated filed a lawsuit against the Company for breach of contract in the District Court of Harris County, Texas. In this action, the Plaintiffs allege that the Company breached a purchase agreement with Plaintiff relating to the sale of certain motor vehicle installment contracts. The Plaintiffs are seeking damages in the amount of $239,401.68 plus costs, fees and interest. A writ of garnishment on monthly payments of thirteen Contracts purchased by the Company from Durrett Motor Company Incorporated was issued by the court in this case in May, 1997.

     In May, 1997, Pekin Life Insurance Company, Farmers Automobile Insurance Company, Western Fraternal Life Association and Grinnell Mutual Reinsurance Company filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division, for declaratory, injunctive and other relief. In this action, the Plaintiffs allege that the Company defaulted on 14 separate loan transactions pursuant to which Plaintiffs cumulatively loaned the Company $12,500,000. The Plaintiffs are seeking a declaratory judgment from the court finding that each Plaintiff is entitled to immediate delivery of collateral pertaining to each loan, a preliminary and permanent injunction ordering delivery of the collateral, an accounting from the Company of all current funds received under the notes and an inspection and examination of the books and records of the Company.

     In May, 1997, Equity Participation, Inc. filed a lawsuit in the United States District Court for the District of Colorado against the Company, Insight, D&O, Inc., Gene E. Osborn, Leonard L. Skerjanc and John J. Scordo, II, alleging mail fraud, securities fraud, violations of the Racketeer, Influenced and Corrupt Organizations Act and the Colorado Organized Crime Control Act. The lawsuit also contains claims against Messrs. Osborne, Skerjanc and Scordo for violations of their duty of fidelity to Insight noteholders and commercial bribery. In the complaint, Plaintiff alleges that Plaintiff agreed to raise capital for Insight through the Trust in return for royalty payments from the sales of an automobile security device ("Product"), that Insight and Messrs. Osborne, Skerjanc and Scordo failed to maintain distribution of the Product due to misappropriation of funds, that Insight and Messrs. Osborne, Skerjanc and Scordo made misstatements about the quality of a replacement of the Product, that in connection with various offerings Insight and Messrs Osborn, Skerjanc and Scordo failed to disclose material facts as to the use of the proceeds therefrom, that the monies were used for purposes other than represented and that the proceeds were used to further the business of the Company and to personally benefit Messrs. Osborn, Skerjanc and Scordo. The lawsuit further claims that Messers. Osborn, Skerjanc and Scordo violated their fiduciary duty to Plaintiff in the distribution of the assets of D&O, Inc., a Colorado corporation to which Plaintiff claims certain assets of Insight were improperly transferred. The Plaintiff requests the remedy of a constructive trust be imposed on Mr. Osborn's interest in D&O, Inc. and on the business of D&O, Inc. and an unspecified amount of actual, treble and exemplary damages, interest and attorneys' fees.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's shareholders during the quarter ended December 31, 1996.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     Since November 21, 1995, the Common Stock has been quoted on the Nasdaq SmallCap Market under the symbol "WFFI." The Company currently is not in compliance with the Nasdaq SmallCap Market maintenance requirements and the Company's Common Stock ceased to be quoted on the Nasdaq SmallCap Market on June 13, 1997. As of June 9, 1997, there were 15 holders of record of the Company's Common Stock. The declaration of dividends on the Common Stock is subject to the discretion of the Company's board of directors and will depend upon a number of factors, including the payment of dividends on the Series A Preferred Stock and the future earnings, capital requirements and financial condition of the Company. Additionally, the Company's loan agreement for the secured credit facility prohibits the payment of dividends on the Company's Common Stock. The Company has not declared dividends on its Common Stock in the past and management currently anticipates that retained earnings, if any, in the future will be applied to the payment of dividends on the Series A Preferred Stock and for the Company's operations rather than the payment of dividends.

     The following table sets forth the range of the high and low closing bid prices of the Common Stock as reported for the quarters indicated. The prices represent quotations between dealers without retail markup, markdown, or commission and may not represent actual transactions. The quotations were provided by NASDAQ. Prior to November 21, 1995, no established public trading market existed for the Common Stock.

         Quarter Ended             Low Bid       High Bid
         -------------             -------       --------

         December 31, 1995 .....   $ 8.00        $ 11.50
         March 31, 1996 ........   $ 3.75        $  8.75
         June 30, 1996 .........   $ 5.25        $  7.00
         September 30, 1996 ....   $ 2.50        $  5.375
         December 31, 1996 .....   $ 2.125       $  3.50
         March 31, 1997 ........   $ 3.25        $  4.875

Recent Sales of Unregistered Securities

     On August 2, 1996, the Company issued five-year warrants to purchase 263,750 shares of the Company's $0.001 par value common stock at $3.93 per share to a placement agent in connection with a loan the Company obtained from a financial institution. The placement agent was Western International Securities, Inc. The issuance of the warrants was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The warrants issued to the placement agent were impressed with a restrictive legend advising that the securities represented by the warrants may not be sold or transferred without having first been registered or the availability of an exemption from registration established. The warrants may be exercised in whole or in part at any time or from time to time until July 31, 2001.

     On December  30,  1996,  Western  Fidelity  Finance,  Inc.  ("Finance"),  a
Delaware corporation that was formed as a wholly-owned, special purpose subsidiary of the Company, transferred to the Western Fidelity Receivables Trust 1996-A ("Trust") receivables with an aggregate receivable balance of approximately $17,200,000 and the Trust issued Pass-Through Certificates in four classes consisting of 19,640,000 of 7.5% Class A Certificates, 2,455,000 of 8.5% Class B Certificates, 1,227,500 of 12% Class C Certificates and 1,227,500 of 15% Class D Certificates. Each of the certificates represents fractional undivided interests in the Trust. Structured Capital Management, a division of First Southwest Company, acted as placement agent and received a selling and underwriting commission equal to $266,982 plus expenses. The issuance of the Certificates was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Certificates were issued only to accredited investors and can only be transferred pursuant to Rule 144A of the Securities Act of 1933, as amended.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     From 1990 until April 1997, the Company was a specialized consumer finance company engaged in the acquisition of Contracts. From May 1994, until March 1997, the Company also operated a used car retail sales facility through which the Company sold used cars and light trucks.

     In the fall of 1995, with increased access to capital, the Company increased its purchase of Contracts by 275% from approximately $7.2 million in 1994 to approximately $29 million in 1995. Additionally, the Company completed a public offering in November 1995. The Company originally anticipated closing a $20 million credit facility with a financial institution by the end of 1995. However, the Company was unable to finalize this credit facility or secure other financing sources until June 1996. As a result of this delay, the Company was forced to substantially decrease its Contract purchases in the first and second quarters of 1996.

     In late June 1996, the Company finally obtained the $20 million secured credit facility from the financial institution and the Company's Contract purchases increased from approximately $29 million in 1995 to approximately $33 million in 1996. The majority of the increased purchases in 1995 occurred from September through December and in 1996 from July through December. The significant growth in Contracts purchased in the relatively short time period when coupled with other changes in the marketplace, caused the Company to experience a number of related operational problems.

     At time same time as the Company was experiencing its growth in 1995 and 1996, several new companies began to engage in the same business as the Company and certain existing competitors substantially increased their volume of Contract purchases. This increased competition caused a decrease in the overall quality of the Contracts being acquired by the Company and others in the marketplace. Additionally, the Company was not able to sufficiently increase and adequately train the Company's underwriting staff to handle the significant increase in Contracts purchased resulting in certain of the Company's underwriting criteria being interpreted incorrectly. Further, the Company was not able to rapidly increase its infrastructure in the collections, servicing and accounting areas. Since the overall quality of the Contracts was less than what it had been in the past, a greater emphasis was essential in these areas. Also, the collections department was significantly understaffed and at one point in time in early 1996 had only one collector per 1,000 Contracts instead of having the industry average of one collector for each 300 Contracts. Although the Company was increasing the servicing department personnel, they were unable to keep up with the volume of Contracts in a timely manner.

     During this time period, the Company retained the services of a consulting firm to subprime lenders to review the Company's infrastructure and policies and procedures. The firm recommended strengthening of the servicing and collections departments in both staffing and in computer hardware and software to achieve maximum efficiency and competitiveness. The Company undertook the task of hiring the employees and completing the infrastructure associated with servicing and collections. Additionally, the Company's accounting department did not have the required structure to generate and supply management with timely and accurate reports related to the status of Contracts purchased and serviced. Thus, information concerning the performance of Contracts was not being identified in a timely fashion. Consequently, the Company's management was unable to timely monitor the Company's default rate and average loss per Contract. In addition, the combination of the Company's growth, deterioration in the quality of the underlying Contracts due to increased competition in the industry and an inadequate infrastructure in the servicing and collection departments and inadequate generation of information contributed to the Company incurring a net loss of $10,154,677 in 1996 compared to net income of $579,160 in 1995. The bulk of the loss in 1996 can be attributed to three areas.

     The first area is related to the Company's used car retail sales facility that was closed in March 1997. The primary reason the used car retail sales facility was closed was the loss of the credit facility to fund the Contracts generated from the sale of repossessed vehicles. This created the lack of capital to support the used car retail sales facility. During 1996, the Company suffered losses of approximately $1,000,000 as a result of the operations of the used car retail sales facility. The loss was mainly due to a significant increase in repossession of vehicles by the Company that resulted in a need by the Company to significantly increase the efficiency of the operations of the used car retail sales facility which did not occur. The used car retail sales facility continued to sustain losses through its closing. As a result of the closure of the used car retail sales facility, the provision for credit losses was significantly increased.

     Second, in late 1996, the Company determined to adopt the static pool method of determining credit losses. In addition, management of the Company made two other changes that had an impact on the provision for credit losses. The first was its decision to close the used car retail sales facility as discussed above and dispose of repossessed vehicles at public auction. This decision increased the average loss incurred by the Company from $2,500 to $6,500 per repossessed vehicle. In addition, the static pool analysis revealed that the Company's Contract default rate dramatically increased from the fall of 1995 through 1996. The Company had been projecting a default rate of approximately 25%. Actual projected losses based on the specific pool analysis revealed that default rates were in the 35% to 40% range. This high default rate is attributable to the fact that in 1996 the Company sold to third parties or through securitizations approximately $22,000,000 in Contracts which generally had a better performance history than Contracts that were retained by the Company. These changes caused the Company to incur approximately $5,700,000 in additional credit losses. Approximately $4,000,000 of this was related to the increase in average loss per repossessed vehicle from $2,500 to $6,500 and the balance was related to an increased default rate due to the quality of the Contract portfolio that was retained by the Company.

     The other significant item that affected the Company's performance in 1996 related to the write-off of its interest participation in a sale of Contracts to a financial institution. In 1995, the Company sold approximately $12,000,000 of Contracts to this financial institution and retained an interest participation in the excess cash flow. When the Contracts were sold to the financial institution, the financial institution engaged a third-party servicing company to service the Contracts. It is the Company's belief that this third party inadequately serviced the Contracts due to lack of follow-up and poor collection efforts. The Contracts experienced approximately a 50% default rate. Due to the default rate, any residual interest of the Company in the excess cash flow was impaired and in the fourth quarter of 1996 the Company wrote off the Company's remaining interest (approximately $1,700,000) in the excess cash flow.

     Other significant changes from 1995 to 1996 related to interest and loan costs. These costs approximately doubled due to the Company obtaining borrowings to purchase Contracts. The primary sources of new borrowings were obtained with the $20 million secured credit facility in late June 1996 and $10 million of subordinated debt in late July 1996.

     Administrative costs increased $1,300,000 in 1996 over 1995. This represents the Company's growth in the number of employees engaged in servicing and collections, accounting and the used car retail sales facility, and growth in facilities expense and professional fees.

     At the end of January 1997, the financial institution from which the Company had previously obtained a $20 million secured credit facility presented the Company with a proposal to increase the secured credit facility to $50 million. In mid February 1997, the financial institution withdrew the $50 million proposal because of financial difficulties publicly reported by other companies engaged in the same business as the Company. In April 1997, the financial institution advised the Company that the financial institution would provide no additional funding under the existing $20 million secured credit facility because the Company was in default thereof as a result of the violation by the Company of certain financial covenants contained in the credit facility agreement provided by the financial institution to the Company. As a result, the Company discontinued acquiring Contracts and reduced its staff from approximately 184 employees on March 31, 1997, to 55 employees on June 9, 1997.

     The Company has also received notice from the financial institution that provided the Company with subordinated debt of approximately $10 million that the Company is in default of the provisions of such loan. The Company has also defaulted on required payments on insurance company loans. Further, the Company is in default on the payment on the loans from the G.E.O. Income Trusts III, IV and V. As of December 31, 1996, the Company had an accumulated deficit of $11,328,311. The independent auditors report on the consolidated financial statements of the Company for the year ended December 31, 1996, contains a paragraph raising a substantial doubt about the Company's ability to continue as a going concern. The Company did not pay preferred stock dividends for the quarter ended March 31, 1997.

     In May, 1997, the Company engaged Key Capital Markets, Inc., a wholly-owned subsidiary of KeyCorp, to explore strategic business options and alternatives for the Company's business. If the Company is unable to enter into satisfactory arrangements with its creditors, obtain additional financing or enter into a business combination, it is likely that the Company will have to file for protection from its creditors under the United States Bankruptcy Code.

     The foregoing discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the development. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertain ties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 7.  Financial Statements

                  WESTERN FIDELITY FUNDING, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS

                                                                          Page
                                                                          Number
                                                                          ------
Independent Auditors' Report                                               F-1

Consolidated Financial Statements

Consolidated Balance Sheets - December 31, 1996 and 1995                   F-2

Consolidated Statements of Operations - For the Years Ended                F-3
   December 31, 1996 and 1995

Consolidated Statements of Stockholders Equity - For the Years             F-4
   Ended December 31, 1996 and 1995

Consolidated Statements of Cash Flows - For the Years Ended                F-5
   December 31, 1996 and 1995

Notes to the Consolidated Financial Statements                             F-6

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     There were no changes of the Company's principal independent accountants during the Company's last two fiscal years.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The following table sets forth the names and ages of the current directors and executive officers of the Company and the principal offices and positions with the Company held by each such person. Each director serves a one year term and until the director's successor is elected or until the director's death, resignation or removal. The executive officers of the Company are elected annually by the Company's board of directors. The executive officers serve terms of one year or until their death, resignation or removal by the Company's board of directors.

     The directors and executive officers of the Company are as follows:


     Name                             Age     Position With the Company
     ----                             ---     -------------------------
     Gene E. Osborn                   60      President
                                              Director
     Leonard L. Skerjanc              49      Executive Vice President
                                              Chief Operating Officer
                                              Director
     John J. Scordo, II               51      Executive Vice President
                                              Director
     Marya L. Brancio                 32      Vice President and Secretary

     Gene E. Osborn. Mr. Osborn has been the president and a director of the Company since 1990. Mr. Osborn has been involved in the automotive industry for over 30 years, and has owned and operated automobile dealerships including, Toyota and Lincoln Mercury dealerships in Colorado Springs, Colorado, Chevrolet, Lincoln Mercury and Mazada dealerships in Aurora, Colorado and Subaru, AMC Jeep, and Hyundai dealerships in Denver, Colorado. Mr. Osborn devotes a majority of his time to the Company. Mr. Osborn devotes some of his time to D&O, Inc., a company which is engaged in the marketing of a protective coating for the exterior paint of vehicles. Mr. Osborn is an officer, director and majority shareholder of D&O, Inc.

     Leonard L. Skerjanc. Mr. Skerjanc has been the executive vice president of the Company since 1994, the chief operating officer of the Company since April, 1996 and a director of the Company since 1991. Mr. Skerjanc also served as vice president of the Company from 1990 to 1996. He has been involved in retail, lease and wholesale automotive financing for 25 years. Mr. Skerjanc was employed by General Motors Acceptance Corporation between 1969 and September 1985 where he held numerous positions including credit manager and dealer relations manager. In September 1985, Mr. Skerjanc joined Toyota Motor Credit Corporation as assistant branch manager, a position he held until October 1990 when he joined the Company. Mr. Skerjanc received a Bachelor of Science degree in Business Administration from the University of Southern Colorado. Mr. Skerjanc devotes his full time to the Company.

     John J. Scordo, II. Mr. Scordo has been executive vice president of the Company since April 26, 1996, and a director of the Company since 1991. He has been involved in the ownership, operation, and management of automobile dealerships for over 25 years. Mr. Scordo was the general manager of Menlove Dodge-Toyota in Bountiful, Utah from 1976 to 1978, and co-owned and acted as general manager for a Chrysler dealership in Castle Rock, Colorado from 1977 to 1980. From 1980 to 1984 Mr. Scordo was a general manager of several automobile dealerships in Colorado. From 1984 until joining the Company, Mr. Scordo was a consultant for automobile dealerships and related businesses. Mr. Scordo received a Bachelor of Science degree from the University of Colorado. Mr. Scordo currently devotes his full time to the Company.

     Marya L. Brancio. Mrs. Brancio has been the vice president and secretary of the Company since April 1996 and the general counsel for the Company since 1995. Ms. Brancio was engaged in the practice of law from the beginning of 1993 to 1995 and served as in-house counsel to Oversight Management Company, a due diligence firm, in 1991 and 1992. Ms. Brancio graduated from the University of Denver College of Law in 1990 and from Moorhead State University in 1987, receiving a Bachelor of Arts degree. Ms. Brancio devotes her full time to the Company.

     There are no family relationships among any of the officers or directors of the Company.

     The Company has obtained and pays the annual premiums on $500,000 "key person" life insurance policies on the lives of Leonard L. Skerjanc and John J. Scordo, II. The death benefit proceeds of these policies are payable to the Company. The Company is considering obtaining a similar $1,000,000 policy on the life of Gene E. Osborn.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

     Based on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's outstanding Common Stock, the Company believes that none of such persons failed to timely file a Form 3, 4 or 5 required by Section 16(a) under the Securities Exchange Act of 1934 during the Company's fiscal year ended December 31, 1996.

Item 10.  Executive Compensation.

     The following table provides certain compensation information for services rendered in all capacities to the Company during each of the Company's last three fiscal years by Gene E. Osborn, the president of the Company, and by the only other executive officers whose salary and bonus from the Company exceeded $100,000 in 1996.

                           Summary Compensation Table


                                                                                          Long Term
                                                                Annual Compensation      Compensation
                                                        -------------------------------- ------------
                                                                                          Securities
Name and Principal                                                         Other Annual  Underlying     All Other
Positions at 12/31/96                          Year     Salary    Bonus    Compensation    Options    Compensation
----------------------------------------    ----------  -------  --------  ------------  -----------  -------------

Gene E. Osborn                                 1996   $187,500  $17,604        -0-          136,670      $24,886
                                               1995   $180,000  $10,000        -0-          100,000      $25,107
                                               1994   $179,429    -0-          -0-            -0-        $26,552

Leonard L. Skerjanc                            1996   $100,000  $ 8,802        -0-          86,666         -0-
                                               1995   $ 84,416  $ 7,000        -0-          50,000         -0-
                                               1994   $ 74,062  $ 6,062        -0-            -0-          -0-

John J. Scordo, II                             1996   $100,000  $ 8,802        -0-          86,666         -0-
                                               1995   $ 74,666  $ 7,000        -0-          50,000         -0-
                                               1994   $ 30,000   $ 531         -0-            -0-          -0-
------------------

     (1) The remuneration does not include use of Company owned automobiles.

     (2) Represents life insurance premiums of $17,900, $15,000, and $18,523 paid by the Company in 1996, 1995 and 1994, respectively, and amounts of $6,986, $10,107, and $8,029 paid by the Company in 1996, 1995 and 1994, respectively, to a country club.

Option Grants in the Last Fiscal Year


                                                           Individual Grants
                         ---------------------------------------------------------------------------------------
                         Number of Securities        % of Total Options            Exercise
                         Underlying Options          Granted to Employees          or Base          Expiration
Name                     Granted (#)                 in Fiscal Year                Price ($/sh)     Date
----                     --------------------        --------------------          -----------      -----------
Gene E. Osborn                134,680(1)                   26.9%                     $3.7125        12/29/2001
Gene E. Osborn                  1,990(2)                     .4%                     $3.375         12/29/2001
Leonard L. Skerjanc            86,666(1)                   17.3%                     $3.7125        12/29/2001
John J. Scordo, II             86,666(1)                   17.3%                     $3.375         12/29/2001

     (1) Represents incentive stock options granted pursuant to the 1996 Incentive and Nonstatutory Stock Option Plan. See "Report on Repricing of Options."

     (2) Represents nonstatutory stock options granted pursuant to the 1996 Incentive and Nonstatutory Stock Option Plan. See "Report on Repricing of Options."

Value of Options at December 31, 1997

                                            Aggregate Fiscal Year End Option Values
                              ----------------------------------------------------------------------
                              Number of Securities                         Value of Unexercised
                              Underlying Unexercised                       In-the-Money Options
                              Options at Fiscal Year End                   at Fiscal Year End
                              Exercisable/Unexercisable                    Exercisable/Unexercisable
                              --------------------------                   -------------------------
     Gene E. Osborn                  0/136,670                                    0/0
     Leonard L. Skerjanc             0/ 86,660                                    0/0
     John J. Scordo, II              0/ 86,660                               0/$25,566.47

     The value is based on the closing sale price of $3.67 of the Company's Common Stock on December 31, 1996 minus the exercise price of the options.

     No options to purchase the Company's Common Stock were exercised by Messrs. Osborn, Skerjanc or Scordo during the Company's fiscal year ended December 31, 1996.

Compensation of Directors

     The Company currently does not compensate its directors for acting in such capacity.

Employment Contracts and Termination of Employment and Changes-In-Control

     The Company has not entered into any employment, termination of employment or change-in-control agreements with its officers.

Report on Repricing of Options

     The Company has cancelled the 1995 Incentive and Nonstatutory Stock Option Plan ("Option Plan") which authorized the Company to issue incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and other nonstatutory stock options to purchase up to a total of 250,000 shares of Common Stock. Options to purchase up to a total of 150,000 shares of Common Stock at an exercise price of $5.50 per share and options to purchase up to a total of 100,000 shares of Common Stock at an exercise price of $5.00 per share had been granted pursuant to the Option Plan. Included in the total options granted pursuant to the Option Plan were options to purchase 100,000 shares, 50,000 shares and 50,000 shares that were exercisable at $5.00 per share and that had been granted to Gene E. Osborn, Leonard L. Skerjanc and John J. Scordo, II, respectively. All of the options were forfeited by the optionees in connection with the grants set forth below.

     The Company has adopted, subject to shareholder approval, the 1996 Incentive and Nonstatutory Stock Option Plan ("1996 Plan") which authorizes the Company to grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and to grant nonstatutory stock options. The 1996 Plan relates to a total of 500,000 shares of Common Stock. Incentive stock options relating to 498,010 shares of common stock of the Company have been granted as incentive stock options of which options relating to 359,678 shares were granted to the current officers of the Company, including Gene E. Osborn, Leonard L. Skerjanc and John J. Scordo, II, who received options to purchase 134,680 shares, 86,666 shares and 86,666 shares, respectively, under the 1996 Plan. The options will become exercisable on the earlier of the date that the 1996 Plan is approved by the shareholders or December 29, 1997. Also, nonstatutory stock options relating to 1,990 shares of the Company's Common Stock were granted to Gene E. Osborn. The options are exercisable on the earlier of the date the 1996 Plan is approved by the shareholders or December 29, 1997. Mr. Osborn's options are exercisable at $3.7125 and $3.375 per share, respectively, Mr. Skerjanc's options are exercisable at $3.7125, per share, Mr. Scordo's options are exercisable at $3.375 per share and the other options are exercisable at $3.375 per share. All of the options must be exercised by December 29, 2001.

     As stated previously, the options that were granted pursuant to the Option Plan had exercise prices of $5.00 per share and $5.50 per share which were significantly above the current market price of the Company's Common Stock in December 1996. The Board of Directors of the Company believed that the previous options granted pursuant to the Option Plan were no longer an incentive for the holders thereof because of the fact that the exercise prices thereof were significantly higher than the then market price of the Common Stock. The Board of Directors also believed that it would be appropriate to reward employees in recognition of the fact that in December 1996 the Company had a record month regarding Contracts purchased. Therefore, the Board of Directors granted the new options pursuant to the 1996 Plan as bonuses and incentives for the Company's employees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of June 9, 1997, regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock with the address of each such person, (ii) each of the Company's directors and officers, and (iii) all of the Company's directors and officers as a group.


Name of Beneficial Owner
or Name of Officer or                              Amount and Nature of                     Percent
Director and Addresses                             Beneficial Ownership(1)                  of Class(2)
----------------------                             ----------------------                   ----------
Gene E. Osborn ..................................        1,624,170(3)(7)                     58.5%
4704 Harlan Street, Suite 260
Denver, Colorado 80212

Leonard L. Skerjanc .............................          261,666(4)                         9.6%
4704 Harlan Street, Suite 260
Denver, Colorado 80212

John J. Scordo, II ..............................          174,166(4)                         6.4%
4704 Harlan Street, Suite 260
Denver, Colorado 80212

Marya L. Brancio ................................           51,666(5)                         1.9%
4704 Harlan Street, Suite 260
Denver, Colorado 80212

All Officers and Directors as a .................        2,111,668(6)                        70.4%
Group (4 Persons)

     (1) The beneficial owners listed have sole voting and investment power with respect to the shares of Common Stock.

     (2) Assumes no shares of Series A Preferred Stock are converted into Common Stock and that each individual's stock option is exercised.

     (3) Includes 136,670 shares of Common Stock underlying options granted pursuant to the 1996 Plan which will not be exercisable until the earlier of the date the 1996 Plan is approved by the shareholders or December 29, 1997.

     (4) Includes 86,666 shares of Common Stock underlying an option granted pursuant to the 1996 Plan which will not be exercisable until the earlier of the date the 1996 Plan is approved by the shareholders or December 29, 1997.

     (5) Represents shares of Common Stock underlying an option granted pursuant to the 1996 Plan which will not be exercisable until the earlier of the date the 1996 Plan is approved by the shareholders or December 29, 1997.

     (6) Includes 275,002 shares of Common Stock underlying the options described above.

     (7) Mr. Osborn has entered into an installment payment agreement with the IRS which requires Mr. Osborn and his wife to pay approximately $770,000 of taxes owed for the years 1989, 1990 and 1991. The monthly installment payment is about $4,900 and the IRS has filed a tax lien with regard to such unpaid taxes. The tax liability arose primarily as a result of deductions claimed by Mr. Osborn when he sold various automobile dealerships which were subsequently disallowed by the IRS. Mr. Osborn beneficially owns approximately 56.4% of the outstanding Common Stock of the Company. This stock constitutes the major asset of Mr. and Mrs. Osborn. If Mr. and Mrs. Osborn should default under the installment payment agreement, the IRS could bring a judicial proceeding to enforce the federal tax lien and attempt to levy on and sell enough of the Common Stock of the Company owned by Mr. Osborn to pay the amount owed by Mr. and Mrs. Osborn to the IRS. Mr. Osborn has pledged 200,000 shares of his Common Stock of the Company as security for the payment of any amounts which may become due under an indemnification agreement between Mr. Osborn and the Company.

Item 12. Certain Relationships and Related Transactions.

     The Company borrowed $11,000 from family members of Gene E. Osborn and provided the family members with a demand note with a 15% stated interest rate. Interest is paid monthly, and the unpaid principal balance of the demand note at December 31, 1996 was $11,000. The demand note was paid in full in April 1997.

     Between March, 1992 and June, 1995 the Company loaned approximately $418,175 to Outcome Sales and Marketing, Inc., a company owned by Gene E. Osborn, ("Outcome"). Of that amount, approximately $131,844 was repaid to the Company. Gene E. Osborn and Mr. Skerjanc are directors and officers of Outcome and Mr. Scordo is an officer of Outcome. Outcome, which was formed by Gene E. Osborn to market vehicle security and safety related products, was initially capitalized with $600,000 borrowed from an investor trust. After expending this capital, Outcome borrowed the additional funds described above from the Company. Outcome's business has been a failure. During the periods ended December 31, 1993, 1994 and, 1995, the remainder of this loan in the amount of $301,200 was uncollectible and was charged off by including it in distributions to affiliates in shareholders' equity during such periods. On November 7, 1995, the trustee of this investor trust notified Outcome that he was declaring the notes from Outcome to this trust in the amount of $600,000 to be in default because of alleged breach of indenture covenants and warranties, including improper expenditure of trust assets; improper distributions of trust assets to the noteholders of the trust; failure to pay compensation to and expenses of the trustee; and failure to indemnify the trustee. Outcome has paid all interest due on these notes. The Company became aware that this trustee, in a letter to noteholders of this trust, has stated his intention to cause the trust to file a legal action against Outcome, the Company, and other unnamed persons. This trustee has been subsequently removed by the noteholders. Because of this treat of legal action against the Company, Gene E. Osborn has entered into an indemnification and pledge agreement with the Company in which he agrees to indemnify the Company against any monetary loss, including attorney's fees, resulting from this threatened litigation and in which he pledges 200,000 shares of Common Stock of the Company owned by him as security for the payment of any obligations which may arise under such agreement. If the Company acquires shares from Mr. Osborn under the pledge agreement, the Company would retain such shares thereby reducing the number of shares outstanding. Under the pledge agreement, such shares would be reacquired at a discount of 20%.

     The Company loaned $26,000 to D & O, Inc., a company that is owned 51% by Gene E. Osborn and 49% by an unaffiliated party. The directors of D & O, Inc. are Gene E. Osborn, Leonard L. Skerjanc, and the unaffiliated party. The loan was represented by a promissory note bearing interest at a rate of 7% per annum. As of September 30, 1995, the principal and accrued interest on this loan in the amount of $29,289 was charged off by including such amount in stockholders' equity.

     As of June 1, 1995, the Company entered into a Management Agreement with a corporation which is wholly owned by James A. Osborn, the son of Gene E. Osborn. Under this Agreement, the corporation managed and operated the Company's used car retail sales facility for a fee of $3,800 per month plus 20% of the net profit of such facility. This Agreement was terminated in April 1997, after the Company closed its used car retail sales facility. Management fees paid during the year ended December 31, 1996 were approximately $283,000. James A. Osborn is also an employee of the Company. On August 28, 1995, the Company granted James
A. Osborn a nonstatutory stock option entitling him to purchase 3,400 shares of Common Stock during a five year period at $5.00 per share. The Company granted this option to James A. Osborn to provide him with an additional incentive under the Management Agreement. This option has been subsequently forfeited and replaced by an incentive stock option to purchase 40,066 shares at an exercise price of $3.375 per share pursuant to the 1996 Plan.

     The Company has and will continue to make travel arrangements through First World Travel, a travel agency which is owned and operated by Rosemarie E. Osborn, the wife of Gene E. Osborn. The Company purchased airline tickets from First World Travel in the following amounts: $24,500 during 1996 and $24,000 during 1995. First World Travel received customary industry commissions with respect to such ticket purchases by the Company.

     Although the Company believes that the terms of the Management Agreement involving Gene E. Osborn's son and the terms under which the Company uses the travel agency owned by Gene E. Osborn's wife were fair and reasonable to the Company, the Company has not obtained an independent determination with respect to the fairness and reasonableness of these arrangements. The Company's belief with respect to the Management Agreement is based upon the experience and knowledge of the Company's directors other than Mr. Osborn in the automobile used car retail sales business, and the Company's belief with respect to the use of the travel agency is based upon the Company's directors' knowledge of rates and fees charged by unaffiliated travel agencies. Any transaction between the Company and a member of management or a relative or affiliate of a member of management involves obvious inherent conflicts of interest. The board of directors has adopted a resolution that provides that any future proposed transaction between the Company and any member of management of the Company or a relative or affiliate of a member of management of the Company must be determined by an independent person to be fair and reasonable to the Company before the Company enters into such proposed transaction. The directors of the Company have adopted a resolution which requires that all compensation matters, including the grant of stock options, relating to any member of management must be approved by a majority of the directors who do not have a personal interest in such determination.

     The board of directors of the Company has adopted a resolution that provides that the areas of business in which the Company shall be interested for the purpose of the doctrine of corporate opportunities shall be the business of acquiring and servicing automobile retail installment loan contracts for purchases of late model used automobiles (cars and light trucks) and purchasing and selling used automobiles. Any business opportunity which falls within such areas of interest must be brought to the attention of the Company for acceptance or rejection prior to any officer or director of the Company taking advantage of such opportunity. Any business opportunity outside such areas of interest may be entered into by any officer or director of the Company without the officer or director first offering the business opportunity to the Company. Gene E. Osborn and Mr. Skerjanc are involved, and in the future intend to become involved, in other businesses independent of the Company, and intend to engage in other businesses that provide financing other than in connection with the financing of automobiles. Also, Mr. Scordo may become involved in other businesses in the future which do not compete with the Company's business. To the extent Mr. Osborn, Mr. Skerjanc or Mr. Scordo engage in such other activities, the time he devotes to the Company will be diminished. However, Mr. Osborn, Mr. Skerjanc and Mr. Scordo each currently estimate that he will devote at least a majority of his time to the affairs of the Company. No shareholder of the Company will benefit from any of the independent business activities of Mr. Osborn, Mr. Skerjanc or Mr. Scordo or any of the other officers or directors of the Company.

Item 13.  Exhibits and Reports on Form 8-K.

     (a) The following documents are filed as part of this Report:

     1. Financial Statements

                                                                      Page of
                                                                     this Report
                                                                     -----------
        Independent Auditors' Report........................................ F-1

        Consolidated Balance Sheets December 31, 1996 and 1995.............. F-2

        Consolidated Statements of Operations For The Years
        Ended December 31, 1996 and 1995.................................... F-3

        Consolidated Statement of Stockholders' Equity For
        The Years Ended December 31, 1996 and 1995.......................... F-4

        Consolidated Statements of Cash Flows For The Years
        Ended December 31, 1996 and 1995.................................... F-5

        Notes to Consolidated Financial Statements.......................... F-6


     2. Financial Statement Schedules:

     All other statements or schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted because they are not required under related instructions or are inapplicable, or the information is shown in the financial statements and related notes.

     3. Exhibits:


Exhibit No. Description and Method of Filing
----------  ---------------------------------
(3.1)       Restated Articles of Incorporation of Registrant*
(3.2)       Articles  of Amendment  to the Restated Articles of Incorporation of
            Registrant*
(3.3)       Bylaws of Registrant*
(4.1)       Form of Underwriting Agreement*
(4.2)       Form of Representative's Warrants*
(10.1)      Master Notes  issued by  Registrant  to G.E.O.  Income Trust 1991-1,
            G.E.O. Income Trust I, G.E.O. Income Trust III, G.E.O. Income Trust
            IV, G.E.O. Income Trust V on June 30, 1995*
(10.2)      Promissory Note dated August 18, 1992, by and between Registrant and
            James R. Osborn and Reta Bailey*
(10.3)      Contract  Purchase  Agreement  between  O  &  S  Finance,  Inc.  and
            Registrant dated as of November 23, 1994*
(10.4)      Master Purchase  Agreement between  O & S Finance, Inc. and Greyrock
            Capital Group, Inc. dated as of November 23, 1994*

Exhibit No. Description and Method of Filing
----------  ---------------------------------
(10.5) Promissory Note dated December 12, 1994, from Registrant to Farmers Automobile Insurance Company, Pekin Life Insurance Company and Grinnell Mutual Reinsurance Company; and Pledge Agreement and Security Agreement both dated December 9, 1994, among Registrant and Farmers Automobile Insurance Company, Pekin Life Insurance Company, and Grinnell Mutual Reinsurance Company*
(10.6) Promissory Note dated April 19, 1995, from Registrant to Pekin Life Insurance Company*
(10.7) Promissory Note dated May 12, 1995, from Registrant to Farmers Automobile Insurance Company*
(10.8) Promissory Note dated June 9, 1995, from Registrant to Pekin Life Insurance Company*
(10.9) Promissory Note dated September 13, 1995, from Registrant to Grinnell Mutual Reinsurance Company*
(10.10) Promissory Note Dated September 13, 1995, from Registrant to Grinnell Mutual Reinsurance Company*
(10.11) Promissory Note dated September 21, 1995, from Registrant to Grange Mutual Casualty Company*
(10.12) Promissory Note dated September 21, 1995, from Registrant to Farmers Automobile Insurance Company*
(10.13) Promissory Note dated September 21, 1995, from Registrant to Pekin Life Insurance Company*
(10.14) Loan Sale Agreement dated as of February 9, 1994, by and between Registrant and NAFCO Auto Funding, L.P. and Exhibit A to such Agreement*
(10.15) Financing Agreement dated as of July 27, 1990, between Berjac of Colorado, Registrant, and Gene E. Osborn and the Amendment thereto dated February 6, 1991*
(10.16) Master Policy dated March 28, 1994, issued by Empire Fire and Marine Insurance Company/Empire Indemnity Insurance Company*

Exhibit No. Description and Method of Filing
----------  ---------------------------------
(10.17)     Agreement  dated  June  22,  1995,  between  Empire  Fire and Marine
            Insurance Company/Empire Indemnity Insurance Company and Registrant*
(10.18)     Trust/Escrow Agreement dated June 22, 1995, among the First National
            Bank of Omaha,  Nebraska,  Empire Fire and  Marine Insurance Company
            of Omaha/Empire Indemnity Insurance Company and Registrant*
(10.19)     Management Agreement dated September 20,  1995,  between  Registrant and Christopher Creations, Inc.*
(10.20)     Form of Selling Agent's Warrants to Purchase Common Stock*
(10.21)     Promissory Note dated July 26, 1995, from D & O, Inc. to Registrant*
(10.22)     1995 Incentive and Nonstatutory Stock Option Plan*
(10.23)     1996 Incentive and Nonstatutory Stock Option Plan
(10.24)     Office Sublease dated May 11, 1995, between Registrant and Bank One,
            Denver N.A.*
(10.25)     Office  Leases  dated  October  11,  1995,  between  Registrant  and
            Lakeside Office, Ltd. and Western Terrace Investment Co., Ltd.*
(10.26)     Agreement dated November 15, 1992, between Registrant and J. D. Mull
            & Co.*
(10.27)     Letter  Agreement  dated  November  29, 1994, between Registrant and
            Joseph Roberts & Co., Inc.*
(10.28)     Termination Agreement dated October 13, 1995*
(10.29)     Form of Purchase Agreement between Registrant and Dealers*
(10.30)     Promissory Note dated October 18, 1995, from Registrant to  Grinnell
            Mutual Reinsurance Company*
(10.31)     Promissory Note dated October 20, 1995, from  Registrant  to Farmers
            Automobile Insurance Company*
(10.32)     Promissory Note  dated October 20,  1995,  from Registrant  to Pekin
            Life Insurance Company*

Exhibit No. Description and Method of Filing
----------  ---------------------------------
(10.33)     Master  Notes  issued  by  Registrant to G.E.O. Income Trust 1991-I,
            G.E.O. Income Trust II, G.E.O. Income Trust III, G.E.O. Income Trust
            IV and G.E.O. Income Trust V on September 30, 1995*
(10.34)     Form  of  Notes issued by  Registrant to G.E.O. Income Trust 1991-I,
            G.E.O. Income Trust II, G.E.O. Income Trust III, G.E.O. Income Trust
            IV, and G.E.O. Income Trust V*
(10.35)     Trust Indenture dated as of October 1,  1991, and Security Agreement dated December 5, 1991, between Registrant and G.E.O.  Income  Trust
            1991-I*
(10.36)     Trust  Indenture  dated as of July  27, 1992, and Security Agreement dated September  2, 1992, between Registrant and G.E.O. Income Trust
            II*
(10.37)     Trust Indenture  dated as of  March 22, 1993, and Security Agreement dated May 28, 1993, between Registrant and G.E.O. Income Trust III*
(10.38)     Trust  Agreement  dated  as  of  December  24,  1993,  and  Security
            Agreement  dated  February  7,  1994,  between Registrant and G.E.O.
            Income Trust IV*
(10.39)     Trust  Indenture  dated  as of  September  15,  1994,  and  Security
            Agreement  dated  October  13,  1994,  between Registrant and G.E.O.
            Income Trust V*
(10.40)     Amendments  dated  May  16,  1994,  and  June  1, 1994, to Berjac of
            Colorado Agreement dated July 27,  1990,  which was previously filed as Exhibit (10.15)*
(10.41)     Trust Notes Exchanged for Series A Preferred Stock*
(10.42)     Letter  dated  June  26, 1995, from Empire Fire and Marine Insurance
            Company to the Registrant*
(10.43)     Indemnification and  Stock Pledge Agreement dated November 13, 1995, between Gene E. Osborn and Registrant*
(10.44)     Used Car Facility Lease dated April 3, 1996,  between Registrant and
            D&J Investments, Colorado General Partnership**
(10.45)     Loan  Purchase  Agreement  dated  February  28, 1996, by and between
            Registrant and Primus Automotive Financial Services, Inc.**

Exhibit No. Description and Method of Filing
----------  ---------------------------------
(10.46)     Loan  Purchase  Agreement  dated  April  3,  1996,  by  and  between
            Registrant and Primus Automotive Financial Services, Inc.**
(10.47)     Transfer  and  Assignment  dated  as  of  December  30, 1996, by and between Western Fidelity Funding, Inc. and Western Fidelity Finance,
            Inc.***
(10.48)     Servicing  Agreement  dated  as  of December 30,  1996, by and among
            Western  Fidelity  Finance,  Inc.,  Texas  Commerce  Bank,  National
            Association, and Western Fidelity Funding, Inc.***
(10.49)     Pooling  and  Servicing  Agreement  dated  as  of December 30, 1996, between  Western  Fidelity  Finance,  Inc. and  Texas Commerce Bank,
            National Association****
(10.50)     Facilities Agreement and Subscription dated July 31, 1996****
(10.51)     12% Subordinated Note - Due July 31, 2001****
(10.52)     Selling Agent's Class A Common Stock Purchase Warrant dated July 31,
            1996****
(10.53)     Revolving Credit and Security Agreement dated June 24, 1996, between
            Western Fidelity Funding, Inc. and BNY Financial Corporation*****
(10.54)     Three Promissory Notes Aggregating $1,522,713.10 from  Registrant to
            Western Fraternal Life Association
(10.55)     Auto Loan Warehouse Credit and Security  Agreement dated  August 12,
            1996, between Princeton Capital Credit Corporation and Registrant
(10.56)     Purchase  Agreement  dated  March  14,  1997  between Registrant and
            Mountain Parks Financial Services, Inc.
(10.57)     Business  Lease  dated  January  22,  1997,  between  Ramsey  Family
            Partnership and Registrant
(10.58)     Office Lease dated July 18, 1997 between Bank One-Colorado, N.A. and
            Registrant
(21)        Subsidiary of Registrant
(27)        Financial Data Schedule

* Incorporated by reference to the Registrant's Registration Statement on Form SB-2 and all amendments thereto, as filed with the Securities and Exchange Commission Registration No. 33-98116-D, and which was declared effective on November 21, 1995.

** Incorporated by reference to the Issuer's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995.

*** Incorporated by reference to the Issuer's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 30, 1996.

**** Incorporated by reference to the Issuer's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1996.

***** Incorporated by reference to the Issuer's Current Report on Current Form 8-K as filed with the Securities and Exchange Commission on July 2, 1996.

     (b) A Current Report on Form 8-K was filed on December 30, 1996, reporting under Item 5 the transfer of receivables of approximately $17,200,000 to the Western Fidelity Receivables Trust 1996-A and the issuance by the Trust of Pass-Through Certificates and filing under Item 7 the exhibits relating thereto.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTERN FIDELITY FUNDING, INC.,
                                          a Colorado corporation



                                          By:/s/ Gene E. Osborn
                                             -----------------------------------
                                             Gene E. Osborn,
                                             President, Chief Executive Officer,
                                             Chief Financial Officer and
                                             Principal Accounting Officer


                                           Date: July 8, 1997



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Gene E. Osborn                                                  July 8, 1997
------------------------------------
Gene E. Osborn, Director



/s/ Leonard L. Skerjanc                                             July 8, 1997
------------------------------------
Leonard L. Skerjanc, Director



/s/ John J. Scordo, II                                              July 8, 1997
------------------------------------
John J. Scordo, II, Director

                                  EXHIBIT INDEX



Exhibit No. Description and Method of Filing                                              Page
----------  --------------------------------                                              ----

(3.1)       Restated Articles of Incorporation of Registrant*                             N/A
(3.2)       Articles  of Amendment  to the Restated Articles of Incorporation of
            Registrant*                                                                   N/A
(3.3)       Bylaws of Registrant*                                                         N/A
(4.1)       Form of Underwriting Agreement*                                               N/A
(4.2)       Form of Representative's Warrants*                                            N/A
(10.1)      Master Notes  issued by  Registrant  to G.E.O.  Income Trust 1991-1,
            G.E.O. Income Trust I, G.E.O. Income Trust III, G.E.O. Income Trust
            IV, G.E.O. Income Trust V on June 30, 1995*                                   N/A
(10.2)      Promissory Note dated August 18, 1992, by and between Registrant and
            James R. Osborn and Reta Bailey*                                              N/A
(10.3)      Contract  Purchase  Agreement  between  O  &  S  Finance,  Inc.  and
            Registrant dated as of November 23, 1994*                                     N/A
(10.4)      Master Purchase  Agreement between  O & S Finance, Inc. and Greyrock
            Capital Group, Inc. dated as of November 23, 1994*                            N/A
(10.5)      Promissory Note dated December 12, 1994, from  Registrant to Farmers
            Automobile  Insurance  Company,  Pekin  Life  Insurance  Company and
            Grinnell  Mutual  Reinsurance  Company;  and  Pledge  Agreement  and
            Security Agreement both dated December 9, 1994, among Registrant and
            Farmers Automobile Insurance Company,  Pekin Life Insurance Company,
            and Grinnell Mutual Reinsurance Company*                                      N/A
(10.6)      Promissory  Note dated April 19, 1995, from Registrant to Pekin Life
            Insurance Company*                                                            N/A
(10.7)      Promissory Note  dated  May 12, 1995,  from  Registrant  to  Farmers
            Automobile Insurance Company*                                                 N/A
(10.8)      Promissory Note dated June 9, 1995,  from  Registrant  to Pekin Life
            Insurance Company*                                                            N/A
(10.9)      Promissory  Note  dated  September  13,  1995,  from  Registrant  to
            Grinnell Mutual Reinsurance Company*                                          N/A



Exhibit No. Description and Method of Filing                                              Page
----------  --------------------------------                                              ----

(10.10)     Promissory  Note  Dated  September  13,  1995,  from  Registrant  to
            Grinnell Mutual Reinsurance Company*                                          N/A
(10.11)     Promissory  Note  dated  September  21,  1995,  from  Registrant  to
            Grange Mutual Casualty Company*                                               N/A
(10.12)     Promissory  Note  dated  September  21,  1995,  from  Registrant  to
            Farmers Automobile Insurance Company*                                         N/A
(10.13)     Promissory  Note  dated  September  21,  1995,  from  Registrant  to
            Pekin Life Insurance Company*                                                 N/A
(10.14)     Loan  Sale  Agreement  dated as of  February 9, 1994, by and between
            Registrant  and  NAFCO  Auto  Funding,  L.P.  and  Exhibit A to such
            Agreement*                                                                    N/A
(10.15)     Financing  Agreement  dated as  of July 27,  1990, between Berjac of
            Colorado, Registrant,  and Gene  E. Osborn and the Amendment thereto
            dated February 6, 1991*                                                       N/A
(10.16)     Master Policy dated March 28, 1994, issued by Empire Fire and Marine
            Insurance Company/Empire Indemnity Insurance Company*                         N/A
(10.17)     Agreement  dated  June  22,  1995,  between  Empire  Fire and Marine
            Insurance Company/Empire Indemnity Insurance Company and Registrant*          N/A
(10.18)     Trust/Escrow Agreement dated June 22, 1995, among the First National
            Bank of Omaha,  Nebraska,  Empire Fire and  Marine Insurance Company
            of Omaha/Empire Indemnity Insurance Company and Registrant*                   N/A
(10.19)     Management Agreement dated September 20,  1995,  between  Registrant
            and Christopher Creations, Inc.*                                              N/A
(10.20)     Form of Selling Agent's Warrants to Purchase Common Stock*                    N/A
(10.21)     Promissory Note dated July 26, 1995, from D & O, Inc. to Registrant*          N/A
(10.22)     1995 Incentive and Nonstatutory Stock Option Plan*                            N/A
(10.23)     1996 Incentive and Nonstatutory Stock Option Plan
(10.24)     Office Sublease dated May 11, 1995, between Registrant and Bank One,
            Denver N.A.*                                                                  N/A



Exhibit No. Description and Method of Filing                                              Page
----------  --------------------------------                                              ----

(10.25)     Office  Leases  dated  October  11,  1995,  between  Registrant  and
            Lakeside Office, Ltd. and Western Terrace Investment Co., Ltd.*               N/A
(10.26)     Agreement dated November 15, 1992, between Registrant and J. D. Mull
            & Co.*                                                                        N/A
(10.27)     Letter  Agreement  dated  November  29, 1994, between Registrant and
            Joseph Roberts & Co., Inc.*                                                   N/A
(10.28)     Termination Agreement dated October 13, 1995*                                 N/A
(10.29)     Form of Purchase Agreement between Registrant and Dealers*                    N/A
(10.30)     Promissory Note dated October 18, 1995, from Registrant to  Grinnell
            Mutual Reinsurance Company*                                                   N/A
(10.31)     Promissory Note dated October 20, 1995, from  Registrant  to Farmers
            Automobile Insurance Company*                                                 N/A
(10.32)     Promissory Note  dated October 20,  1995,  from Registrant  to Pekin
            Life Insurance Company*                                                       N/A
(10.33)     Master  Notes  issued  by  Registrant to G.E.O. Income Trust 1991-I,
            G.E.O. Income Trust II, G.E.O. Income Trust III, G.E.O. Income Trust
            IV and G.E.O. Income Trust V on September 30, 1995*                           N/A
(10.34)     Form  of  Notes issued by  Registrant to G.E.O. Income Trust 1991-I,
            G.E.O. Income Trust II, G.E.O. Income Trust III, G.E.O. Income Trust
            IV, and G.E.O. Income Trust V*                                                N/A
(10.35)     Trust Indenture dated as of October 1,  1991, and Security Agreement dated December 5, 1991, between Registrant and G.E.O.  Income  Trust
            1991-I*                                                                       N/A
(10.36)     Trust  Indenture  dated as of July  27, 1992, and Security Agreement dated September  2, 1992, between Registrant and G.E.O. Income Trust
            II*                                                                           N/A
(10.37)     Trust Indenture  dated as of  March 22, 1993, and Security Agreement
            dated May 28, 1993, between Registrant and G.E.O. Income Trust III*           N/A
(10.38)     Trust  Agreement  dated  as  of  December  24,  1993,  and  Security
            Agreement  dated  February  7,  1994,  between Registrant and G.E.O.
            Income Trust IV*                                                              N/A



Exhibit No. Description and Method of Filing                                              Page
----------  --------------------------------                                              ----

(10.39)     Trust  Indenture  dated  as of  September  15,  1994,  and  Security
            Agreement  dated  October  13,  1994,  between Registrant and G.E.O.
            Income Trust V*                                                               N/A
(10.40)     Amendments  dated  May  16,  1994,  and  June  1, 1994, to Berjac of
            Colorado Agreement dated July 27,  1990,  which was previously filed
            as Exhibit (10.15)*                                                           N/A
(10.41)     Trust Notes Exchanged for Series A Preferred Stock*                           N/A
(10.42)     Letter  dated  June  26, 1995, from Empire Fire and Marine Insurance
            Company to the Registrant*                                                    N/A
(10.43)     Indemnification and  Stock Pledge Agreement dated November 13, 1995,
            between Gene E. Osborn and Registrant*                                        N/A
(10.44)     Used Car Facility Lease dated April 3, 1996,  between Registrant and
            D&J Investments, Colorado General Partnership**                               N/A
(10.45)     Loan  Purchase  Agreement  dated  February  28, 1996, by and between
            Registrant and Primus Automotive Financial Services, Inc.**                   N/A
(10.46)     Loan  Purchase  Agreement  dated  April  3,  1996,  by  and  between
            Registrant and Primus Automotive Financial Services, Inc.**                   N/A
(10.47)     Transfer  and  Assignment  dated  as  of  December  30, 1996, by and between Western Fidelity Funding, Inc. and Western Fidelity Finance,
            Inc.***                                                                       N/A
(10.48)     Servicing  Agreement  dated  as  of December 30,  1996, by and among
            Western  Fidelity  Finance,  Inc.,  Texas  Commerce  Bank,  National
            Association, and Western Fidelity Funding, Inc.***                            N/A
(10.49)     Pooling  and  Servicing  Agreement  dated  as  of December 30, 1996, between  Western  Fidelity  Finance,  Inc. and  Texas Commerce Bank,
            National Association****                                                      N/A
(10.50)     Facilities Agreement and Subscription dated July 31, 1996****                 N/A
(10.51)     12% Subordinated Note - Due July 31, 2001****                                 N/A
(10.52)     Selling Agent's Class A Common Stock Purchase Warrant dated July 31,
            1996****                                                                      N/A
(10.53)     Revolving Credit and Security Agreement dated June 24, 1996, between
            Western Fidelity Funding, Inc. and BNY Financial Corporation*****             N/A



Exhibit No. Description and Method of Filing                                              Page
----------  --------------------------------                                              ----

(10.54)     Three Promissory Notes Aggregating $1,522,713.10 from  Registrant to
            Western Fraternal Life Association
(10.55)     Auto Loan Warehouse Credit and Security  Agreement dated  August 12,
            1996, between Princeton Capital Credit Corporation and Registrant
(10.56)     Purchase  Agreement  dated  March  14,  1997  between Registrant and
            Mountain Parks Financial Services, Inc.
(10.57)     Business  Lease  dated  January  22,  1997,  between  Ramsey  Family
            Partnership and Registrant
(10.58)     Office Lease dated July 18, 1997 between Bank One-Colorado, N.A. and
            Registrant
(21)        Subsidiary of Registrant
(27)        Financial Data Schedule

* Incorporated by reference to the Registrant's Registration Statement on Form SB-2 and all amendments thereto, as filed with the Securities and Exchange Commission Registration No. 33-98116-D, and which was declared effective on November 21, 1995.

** Incorporated by reference to the Issuer's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995.

*** Incorporated by reference to the Issuer's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 30, 1996.

**** Incorporated by reference to the Issuer's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 7, 1996.

***** Incorporated by reference to the Issuer's Current Report on Current Form 8-K as filed with the Securities and Exchange Commission on July 2, 1996.

                         WESTERN FIDELITY FUNDING, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements
                                       and
                          Independent Auditors' Report
                           December 31, 1995 and 1996

                 WESTERN FIDELITY FUNDING, INC. AND SUBSIDIARIES





                                Table of Contents
                                -----------------

Independent Auditors' Report................................................ F-1

Consolidated Financial Statements

         Consolidated Balance Sheets........................................ F-2

         Consolidated Statements of Operations.............................. F-3

         Consolidated Statement of Stockholders' Equity (Deficit)........... F-4

         Consolidated Statements of Cash Flows.............................. F-5

Notes to Consolidated Financial Statements.................................. F-6

                                                                        Ehrhardt
                                                                           Keefe
                                                                       Steiner &
                                                                      Hottman PC

                          INDEPENDENT AUDITORS' REPORT

                                                    Certified Public Accountants
                                                                 and Consultants
To the Board of Directors and Stockholders
Western Fidelity Funding, Inc. and Subsidiaries
Denver, Colorado


We have audited the consolidated balance sheets of Western Fidelity Funding, Inc. and Subsidiaries as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall consolidated financial statements presentation.
 We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Fidelity Funding, Inc. and Subsidiaries as of December 31, 1995 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations of $10,154,677 resulting in an accumulated deficit of $11,328,311, at December 31, 1996. In addition the Company is currently in default or out of trust on significantly all of its debt totaling $26,021,077 at December 31, 1996. These factors among others raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result if the Company is unable to continue in existence.

                                         /s/ Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC

April 2, 1997, except for Note 14, as to which
 the date is May 31, 1997
Denver, Colorado

          7979 E. Tufts Avenue, Suite 400 Denver, Colorado 80237-2843
                         303 740-9400 Fax 303 740-9009
              Member of DFK International and PKF International--
                     Providing Services in Cities Worldwide


                 WESTERN FIDELITY FUNDING, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets



                                                                                                    December 31,
                                                                                                 -------------------
                                                                                                 1995           1996
                                                                                                 ----           ----
                                                  Assets
Cash ...................................................................................   $    480,838    $    361,362
   Restricted cash (Note 6) ............................................................        891,065       2,326,203
Finance receivables - net (Notes 3, 4, 5 and 7) ........................................     21,319,223      14,941,703
Other receivables ......................................................................           --           385,781
Residual interest in Securitization (Note 5) ...........................................           --         1,195,000
Prepaid expenses .......................................................................        665,486       1,257,419
Vehicles held for sale (Notes 3 and 4) .................................................        982,156       3,109,326
   Furniture and equipment - net of accumulated depreciation
 of $39,839 (1995) and $188,079 (1996) .................................................         85,642         642,362
   Loan origination fees - net of accumulated amortization
 of $201,487 (1995) and $731,510 (1996) ................................................        689,473       1,252,940
                                                                                            -----------    ------------
                                                                                           $ 25,113,883    $ 25,472,096
                                                                                            ===========    ============
                                   Liabilities and Stockholders' Equity (Deficit)

Checks written in excess of bank balance ...............................................   $       --      $    316,745
   Accounts payable ....................................................................      3,147,430       1,220,112
   Accrued liabilities .................................................................        445,572         614,368
Note payable - related party (Note 7) ..................................................         11,000          11,000
Master notes (Note 7) ..................................................................      4,157,993       2,608,689
Notes payable - other (Note 7) .........................................................     12,542,106      26,021,077
                                                                                            -----------    ------------
                                                                                             20,304,101      30,791,991
                                                                                            -----------    ------------
Commitments (Notes 8, 12 and 14)

Stockholders' equity (deficit) (Note 11)
             Preferred stock; 2,000,000 shares authorized
                  Series A, 10% convertible, $.0001 par value;
                  400,000 shares designated, 328,540 shares issued
                  and outstanding (liquidation preference of
                  $1,642,700) ..........................................................             33              33
             Common stock, $.0001 par value; 10,000,000 shares
                  authorized, 2,637,500 issued and outstanding..........................            264             264
        Additional paid-in capital .....................................................      5,983,119       6,008,119
        Accumulated deficit ............................................................     (1,173,634)    (11,328,311)
                                                                                            -----------    ------------
                                                                                              4,809,782      (5,319,895)
                                                                                            -----------    ------------
                                                                                           $ 25,113,883    $ 25,472,096
                                                                                            ===========    ============

                 See notes to consolidated financial statements.


                 WESTERN FIDELITY FUNDING, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                                             For the Year Ended
                                                                                                  December 31,
                                                                                          ------------------------
                                                                                             1995            1996
                                                                                             ----            ----
Revenue
     Interest and fee income (Note 5) ...............................................   $  2,295,441   $  4,902,074
          Gain on sales of retail contracts .........................................      2,512,463      2,461,262
          Gain (loss) on retail sales facility ......................................        336,247     (1,000,545)
                                                                                         -----------    -----------
          Total revenues ............................................................      5,144,151      6,362,791
                                                                                         -----------    -----------

Expenses
          Interest and loan commission expense ......................................      1,996,200      3,652,000
     Provision for credit losses ....................................................        291,200      6,780,120
     Salaries and employee benefits .................................................      1,121,970      1,698,730
     Insurance on contracts .........................................................        236,580        459,485
     Loss on interest participation .................................................           --        1,637,131
     Other administrative expenses ..................................................        864,284      2,125,732
                                                                                         -----------    -----------
          Total expenses ............................................................      4,510,234     16,353,198
                                                                                         -----------    -----------

Net income (loss) ...................................................................        633,917     (9,990,407)

Preferred stock dividends (Note 11) .................................................         54,757        164,270
                                                                                         -----------    -----------

  Net income (loss) applicable to common shareholders ...............................   $    579,160   $(10,154,677)
                                                                                         ===========    ===========

  Net income (loss) per common share ................................................   $        .30   $      (3.85)
                                                                                         ===========    ===========

  Weighted average common shares outstanding ........................................      1,923,150      2,637,500
                                                                                         ===========    ===========

                 See notes to consolidated financial statements.

                 WESTERN FIDELITY FUNDING, INC. AND SUBSIDIARIES
            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                    Series A Preferred Stock       Common Stock
                                                                    ------------------------    --------------------
                                                                      Shares       Amount       Shares        Amount
                                                                      ------       ------       ------        ------
Balance December 31, 1994 ......................................         --   $       --      1,750,000      $   175

Distributions to affiliates (Note 9) ...........................         --           --           --            --

Issuance of Series A preferred stock
  net of $107,135 of offering costs ............................      328,540           33         --            --

Issuance of stock for services .................................         --           --         25,000            2

Issuance of common stock net of
  $967,249 of offering costs (Note 11) .........................         --           --        862,500           87

   Net income ..................................................         --           --           --            --
                                                                   ----------    ---------    ---------      -------
Balance December 31, 1995 ......................................      328,540           33    2,637,500          264

Issuance of common stock warrants
  for loan origination fee .....................................         --           --           --            --

   Net loss ....................................................         --           --           --            --
                                                                   ----------    ---------    ---------      -------
Balance December 31, 1996 ......................................      328,540 $         33    2,637,500   $      264
                                                                   ==========   ==========    =========      =======

                                                                   Additional
                                                                    Paid-In       Accumulated
                                                                    Capital         Deficit      Total
                                                                  -----------     -----------    -----
Balance December 31, 1994 ...................................... $     89,825 $  (1,677,091) $(1,587,091)

Distributions to affiliates (Note 9) ...........................         --         (75,703)     (75,703)

Issuance of Series A preferred stock
  net of $107,135 of offering costs ............................    1,535,532         --       1,535,565

Issuance of stock for services .................................      149,998         --         150,000

Issuance of common stock net of
  $967,249 of offering costs (Note 11) .........................    4,207,764         --       4,207,851

   Net income ..................................................         --         579,160      579,160
                                                                   ----------     ---------    ---------
Balance December 31, 1995 ......................................    5,983,119    (1,173,634)   4,809,782

Issuance of common stock warrants
  for loan origination fee .....................................       25,000         --          25,000

   Net loss ....................................................         --     (10,154,677) (10,154,677)
                                                                   ----------    ----------   ----------
Balance December 31, 1996 ...................................... $  6,008,119  $(11,328,311)$ (5,319,895)
                                                                   ==========    ==========   ==========

                 See notes to consolidated financial statements.

                 WESTERN FIDELITY FUNDING, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                                                                                             For the Year Ended
                                                                                                                December 31,
                                                                                                         --------------------------
                                                                                                            1995           1996
                                                                                                            ----           ----
Cash flows from operating activities
   Net income (loss) ...............................................................................  $     579,160  $  (10,154,677)
                                                                                                        -----------    ------------
      Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities
      Depreciation and amortization ................................................................        164,595         678,263
      Provision for credit losses ..................................................................        291,200       6,780,120
             Changes in operating assets and liabilities -
         Accrued interest receivable ...............................................................       (235,141)       (211,690)
                           Interest receivable on portfolio sales ..................................     (1,466,026)           --
         Residual interest in securitization .......................................................           --        (1,195,000)
         Vehicles held for sale ....................................................................       (742,105)     (2,127,170)
         Restricted cash ...........................................................................       (120,341)     (1,435,138)
         Prepaid expenses ..........................................................................       (336,988)       (977,714)
         Accounts payable ..........................................................................      2,761,289      (1,610,573)
         Accrued liabilities .......................................................................        247,576         168,796
                                                                                                       ------------    ------------
                                                                                                            564,059          69,894
                                                                                                       ------------    ------------
                                            Net cash provided (used) by operating activities .......      1,143,219     (10,084,783)
                                                                                                       ------------    ------------
Cash flows from investing activities
   Contracts originated or purchased ...............................................................    (26,480,714)    (26,946,535)
   Contracts repaid ................................................................................      2,233,791       4,211,596
   Contracts sold and securitized ..................................................................      9,577,911      22,544,029
   Purchases of fixed assets .......................................................................        (73,551)       (704,960)
                                                                                                       ------------    ------------
                                            Net cash (used) provided by investing activities .......    (14,742,563)       (895,870)
                                                                                                       ------------    ------------
Cash flows from financing activities
   Expenditures for loan acquisition fees ..........................................................       (326,154)     (1,068,490)
      Net change in line-of-credit .................................................................           --         7,670,757
      Proceeds from notes payable - insurance companies ............................................     10,181,020       1,023,222
      Payments on notes payable - insurance companies ..............................................     (1,240,473)     (3,925,336)
      Proceeds from note payable - related party ...................................................            165            --
      Proceeds from the issuance of master notes ...................................................      2,459,181            --
   Payments on master notes ........................................................................     (1,459,545)     (1,549,304)
                  Proceeds from notes payable - other ..............................................      1,477,034      10,483,274
                  Payments on notes payable - other ................................................     (1,117,179)     (1,772,946)
                  Proceeds from issuance of Series A preferred stock ...............................         35,000            --
      Proceeds from issuance of common stock .......................................................      4,207,851            --
      Offering costs related to issuance of Series A preferred stock ...............................       (107,135)           --
                  Distributions to affiliates ......................................................        (75,703)           --
                                                                                                       ------------    ------------
                                            Net cash provided by financing activities ..............     14,034,062      10,861,177
                                                                                                       ------------    ------------
Increase (decrease) in cash for the year ...........................................................        434,718        (119,476)
Beginning cash balance .............................................................................         46,120         480,838
                                                                                                       ------------    ------------
Ending cash balance ................................................................................   $    480,838    $    361,362
                                                                                                       ============    ============

Supplemental disclosure of cashflow in formation:
     Cash paid for interest was $1,381,800 and $3,499,792 for December 31, 1995 and 1996, respectively.

Supplemental disclosure of noncash investing and financing activities:
     During the year ended December 31, 1995, the Company issued preferred stock in exchange for $1,607,700 of an interest in the Trusts, which is reflected as a reduction in the outstanding principal balance of the Master Notes.

     During the year ended December 31, 1995, the Company issued 25,000 shares of common stock in consideration for loan origination fees for $150,000.

     During the year ended December 31, 1996, the Company issued common stock warrants valued at $25,000 as a loan origination fee.

                 See notes to consolidated financial statements.

                     WESTERN FIDELITY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies

The Company was incorporated under the laws of Colorado in June 1990 to provide alternative financing programs to the purchasers of used cars. The Company provides such financing by acquiring retail installment sales contracts ("Contracts") from auto dealers in the United States. The Contracts are also originated through the sale of used cars at the used car retail sales facility operated by the Company in Denver, Colorado. Contracts acquired are either held in the Company's portfolio, sold to third parties or securitized. The Contracts are sold on varying terms to various financial institutions located in the United States. In 1994, the Company formed a wholly-owned subsidiary, O and S Finance, Inc., for the purpose of acquiring and selling contracts. In December 1996, the Company formed a wholly-owned subsidiary, Western Fidelity Finance, Inc., a "bankruptcy remote entity" to facilitate securitization transactions.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Western Fidelity Funding, Inc. and its wholly-owned subsidiaries, Western Fidelity Finance, Inc. and O and S Finance, Inc. All intercompany accounts and transactions have been eliminated.

Finance Receivables

Finance receivables consist of those Contracts purchased from auto dealers or from the retail sale of automobiles at the Company-owned retail auto store.

Broker Commissions

Broker commissions are commissions and administrative costs paid to securities brokers who arrange financing through various trusts established by the Company. These commissions are included in loan origination fees in the accompanying consolidated financial statements and are amortized to expense over the contractual life of the related loans.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, finance receivables, accounts payable, notes payable and accrued expenses approximated fair value as of December 31, 1996 because of the relatively short maturity of these instruments.

Vehicles Held for Sale

Vehicles held for sale consist of the Company's inventory of used cars at the retail auto store and vehicles held on consignment by various dealerships located throughout the United States. Vehicles acquired through wholesale dealers are valued at the lower of wholesale cost or net realizable value. Repossessed vehicles are stated at the remaining finance receivable balance on date of repossession for a four-month period and after this four-month period are written down to the lower of wholesale cost or net realizable value. To the extent vehicles are determined to be impaired, they are written down to net realizable value immediately.

                     WESTERN FIDELITY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is computed using accelerated methods over the estimated useful life of the assets ranging from five to seven years.

Revenue Recognition

The Company purchases Contracts from vehicle dealerships at a discount, generally 15 percent off face value. Interest income from finance receivables is recognized using the interest (actuarial) method. Accrual of interest income on finance receivables is suspended when the loan becomes contractually delinquent for thirty days or more. The accrual is resumed when the loan becomes contractually current, and past-due interest is recognized at that time. Any discounts recognized from the purchase of installment contracts are added to the allowance for credit losses.

The Company recognizes the revenue on sale of vehicles at the point of sale. Vehicle sales that are financed by the Company are discounted at a rate from 10 to 15%.

Credit Losses

Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal in the existing portfolio. The Company's charge-off policy is based on a loan-by-loan review for all Contracts in the Company's portfolio, which are charged off when deemed uncollectible.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company's business is to purchase and sell installment sales contracts. In connection with the purchase and sale, the Company is required to estimate the amount of loans expected to result in repossessions and to estimate the amount of loss that will be incurred under each repossession. The Company currently provides allowances for these losses based on the historical performance of the Contracts which are tracked by the Company on a pool basis. These losses relate both to Contracts that are held by the Company to maturity along with losses that could result on contracts sold to third parties. The actual losses incurred could differ materially from the amounts that the Company has estimated in preparing the historical consolidated financial statements.

                     WESTERN FIDELITY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Loan Origination Fees

Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in income at the time that loans are sold or paid in full.

Master Notes

The Company has entered into master note agreements ("Master Notes") with the G.E.O. Income Trusts ("Trusts") specifically to fund the Company's purchases of contracts.

Concentration of Credit Risks

During the year ended December 31, 1995 and 1996, approximately 44% and 25%, and 52% and 3%, of all contracts purchased were in Texas and New Jersey, respectively. However, the primary concentration of credit risk relates to lending to individuals who cannot obtain traditional bank financing. The Company places its temporary cash investments with high quality institutions, and by policy, limits the amount of credit exposure to any one institution. The Company does, however, on occasion exceed the FDIC federally insured limits and at December 31, 1995 and 1996, exceeded the limit by approximately $506,000 and $178,000, respectively.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized (Note 10).

Net Income (Loss) Per Common Share

Net income (loss) per common share has been computed based on the weighted average number of common shares outstanding during each year. Common stock equivalents have been excluded from the weighted average number of common shares outstanding as their effect would be immaterial or anti-dilutive.

Reclassifications

Certain prior year balances have been reclassified in order to conform with the current year presentation.

                     WESTERN FIDELITY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Accounting Standards Not Yet Adopted

In June 1996, the FASB issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"). FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under FAS 125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS 125 prohibits early application and, accordingly, the Company plans to adopt this standard for transactions occurring after December 31, 1996. Upon adoption, transferred assets and the related nonrecourse debt will be removed from the balance sheet with the resulting gain or loss on sale reflected in the consolidated statement of operations. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's consolidated financial position or results of operations.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.


Note 2 - Continued Operations and Realization of Assets

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered a significant loss from operations of $10,154,677 in 1996 resulting in an accumulated deficit of $11,328,311 at December 31, 1996.

These losses have caused the Company to be in default or out of trust on $26,021,077 of its debt obligations. The Company is not current with its preferred stock dividend payments and is involved in exclusive litigation as described in Note 14. The Company has hired an investment banking firm to explore strategic business alternatives. If the Company is unable to enter into satisfactory arrangements with its creditors or obtain additional financing, the Company may be unable to continue in existence.

                     WESTERN FIDELITY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 2 - Continued Operations and Realization of Assets (continued)

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


Note 3 - Accounting Changes

Change in Accounting Method

Effective October 1, 1996, the Company adopted a new methodology for analyzing its loan losses. This accounting method is commonly referred to as static pooling. The static pooling reserve methodology allows the Company to stratify its finance receivable portfolio into separate and identifiable monthly pools. The monthly pools, along with the Company's estimate of future principal losses and recoveries, are analyzed quarterly to determine the adequacy of the allowance for credit losses. The method previously used by the Company to analyze the allowance for credit losses was based on the total finance receivables portfolio. In management's opinion, the static pool reserve method provides a more sophisticated and comprehensive analysis of the adequacy of the allowance for credit losses and is preferable to the method previously used. As part of its adoption of the static pool reserve method, where necessary, the Company will adjust its pool allowances to a level necessary to cover all anticipated future losses (i.e., life of loan) for each related pool of loans.

Under static pool analysis, unearned discounts are used to increase the allowance for credit losses and represent the Company's primary reserve for future losses on its portfolio. To the extent that any monthly pool's discount reserves are insufficient to absorb future estimated losses, net of recoveries, adjusted for the impact of current delinquencies, collection efforts and other economic indicators including analysis of the Company's historical data, the Company will provide for such deficiency through a charge to the provision for credit losses. To the extent that any discount reserves are determined to be sufficient to absorb future estimated losses, net of recoveries, the difference will be accreted into interest income on an effective yield method over the estimated remaining life of the related monthly static pool.

As the portfolio method previously used was calculated on a life of loan basis, as is the static pool method, the effect of adoption was not considered material.

                     WESTERN FIDELITY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 3 - Accounting Changes

Change in Accounting Estimate

The Company has operated its used car retail sales facility for both retail and repossessed vehicles since 1994. Historically, the Company has utilized retail sales prices in calculating the average loss per repossessed vehicle when estimating the allowance for credit losses. Subsequent to year end, the Company closed its retail sales facility (Note 13). Accordingly, the allowance for credit losses at December 31, 1996 has been calculated by pool assuming recoveries on repossessed vehicles will be based on wholesale prices which increased the estimated average loss per repossession. In addition, management's estimate of the portfolio default rate increased due to a decline in the performance of the Company's portfolio during 1996. The effect of these changes in estimate is an increase in the allowance for credit losses and a charge to operations in the current year of approximately $5,698,000.

Additionally, the closing of the retail sales facility resulted in an adjustment to the carrying value of the Company's vehicle inventory. Historically, the vehicle inventory had been valued at the lower of cost or market assuming a retail sales price. At December 31, 1996, an inventory writedown of approximately $1,530,000 was recorded to write down the inventory to its net realizable value based on wholesale prices.


Note 4 - Significant Fourth Quarter Adjustments

During  the  fourth  quarter  of  1996,  the  Company   recorded  the  following
adjustments which increased the net loss by $8,127,000:

     Increase in the allowance for credit losses (Note 3)       $ 4,960,000
     Inventory reserve to adjust inventory to net
      realizable value (Note 3)                                   1,530,000
     Uncollectible interest participation receivable
      (Note 5)                                                    1,637,000
                                                                 ----------
                                                                $ 8,127,000
                                                                 ==========

                     WESTERN FIDELITY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 5 - Finance Receivables

Finance receivables consist of the following:
                                                            December 31,
                                                        --------------------
                                                        1995            1996
                                                        ----            ----

Finance receivables ............................    $ 23,466,954   $ 20,546,022
Accrued interest ...............................         283,991        495,681
Interest receivable on portfolio sales .........       1,692,011           --
Allowance for credit losses ....................      (4,123,733)    (6,100,000)
                                                    ------------   ------------

Finance Receivables - Net ......................    $ 21,319,223   $ 14,941,703
                                                    ============   ============

On December 31, 1995 and 1996, the accrual of interest income was suspended on $2,472,095 and $5,248,298, respectively, of Contracts.

The contractual maturities on finance receivables were as follows:


         Year Ending December 31,
         ------------------------
                 1997                      $  4,951,676
                 1998                         4,381,409
                 1999                         4,593,502
                 2000                         4,006,688
                 2001                         2,612,747
                                             ----------
                                           $ 20,546,022
                                             ==========

It is the Company's experience that a portion of the Contracts in the portfolio is charged off or repaid before contractual maturity dates. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections.

At the time Contracts are originated or purchased, the Company estimates future losses of principal based on the type and terms of the Contract, the credit quality of the borrower and the underlying value of the vehicle financed. This estimate of loss is based on the Company's static pool analysis (Note 3). However, since the static pool analysis uses past history to predict the future, changes in national and regional economic condition, borrower mix and other factors could result in actual losses differing from initially predicted losses.

                     WESTERN FIDELITY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 5 - Finance Receivables (continued)

The allowance for credit losses, as presented below, has been established utilizing data obtained from the Company's static pool analysis and will be continually reviewed and adjusted in order to maintain the allowance at a level which, in the opinion of management, provides adequately for current and future losses that may develop in the present portfolio. This allowance is reported as a reduction to Finance Receivables.

                                                              December 31,
                                                           ------------------
                                                           1995          1996
                                                           ----          ----

Beginning balance ...................................  $ 1,488,076  $ 4,123,733
Provision for credit losses .........................      291,200    6,780,120
Contracts charged off ...............................     (411,304)  (4,742,213)
Change in unearned discounts and acquisition fees ...    2,755,761      (61,640)
                                                          ---------   ----------
Ending balance ......................................  $ 4,123,733  $ 6,100,000
                                                         =========    =========

Private Offering of Asset-Backed Certificates

In 1996, the Company's wholly-owned subsidiary, Western Fidelity Finance, Inc., initiated a securitization program under which it sells finance receivables to a trust which uses the finance receivables to create asset-backed securities (certificates) which are remitted to the Company in consideration for the sale. The Company then sells the certificates to third party investors and retains a subordinated interest. The certificates represent an undivided interest in the trust assets which consist of all of the rights, title and interest in the future cash flows underlying the finance receivables, the related vehicles, and all amounts on deposit in the capitalized interest and pre-funding accounts. The Company receives cash proceeds from the sale of the certificates which are collateralized by the finance receivables. In addition, the Company receives the right to future cash flows (the residual interest in securitization) arising from those receivables to the extent not required to make payments on the senior certificates or to pay related servicing and administrative costs.

In December 1996, the Company completed a private offering of $24,500,000 of Class A, B and C Pass-Through Certificates (the Certificates) with interest ranging from 7.5% to 12%. The Company sold approximately $17,200,000 of finance receivables to the trust in consideration for the Certificates. The remaining finance receivables of $7,300,000 were funded subsequent to year end at which time the related proceeds were released. The Company recognized a gain on the sale of the initial contracts of $1,863,000 which is reflected in the accompanying 1996 consolidated statement of operations.

                     WESTERN FIDELITY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 5 - Finance Receivables (continued)

Private Offering of Asset-Backed Certificates (continued)

In connection with the securitization, the Company is required to make an initial cash deposit into two accounts held by the trustee (the reserve fund and the capitalized interest fund) and to assign a security interest in these funds to the trust. The Company (through the trustee) deposits additional cash flows into the reserve fund to maintain the fund at a specified percentage of the principal balance of the finance receivables. All payments received from the underlying finance receivables are sent directly to the trustee where the cash flow is distributed in the priority as defined in the Pooling and Servicing Agreement. Any remaining cash flows, after all required payments have been made, are deposited into the reserve fund. To the extent there is available cash in excess of the required reserve fund amount, the remaining cash is distributed to the Company. This excess cash of $1,195,000, net of an estimate for default losses and prepayments, is reflected as a residual interest in securitization in the accompanying 1996 consolidated financial statements.

Sales to Third Parties

During 1995 and 1996, the Company sold $11,767,187 and $9,715,425, respectively, contracts to several financial institutions. The purchase price of the contracts is determined on a contract by contract basis. The Company recognized a gain of $2,512,463 and $598,262 in 1995 and 1996, respectively. Pursuant to the 1995 sale, the Company was to receive interest over the life of the Contracts at a rate of 10.6% per annum. Revenue was recognized on the date of sale based upon the present value of present and future payments to be received. The arrangement required the Company to fund a reserve account of 5 % of the face value of the Contracts sold for anticipated losses on repossessions. During 1996, the Company determined the interest participation receivable and related reserve were uncollectible due to the performance and servicing of the underlying contracts. Accordingly, a charge to operations of approximately $1,637,000 is reflected in the 1996 consolidated statement of operations.


Note 6 - Restricted Cash

As required by the Master Note agreements and a note to a financial institution (Note 7), the Company maintains an insurance policy to insure against potential losses incurred on repossession. The surety requires the Company to deposit cash into a restricted account equal to seven percent of the face value of Contracts funded by Master Note and financial institution proceeds. The cash reserve is maintained to reimburse the Company for losses incurred on Contracts in default. The Company's surety will reimburse the Company for losses in excess of the amounts held in the cash reserve. As of December 31, 1996, Contract losses have been solely funded from the cash reserve. At December 31, 1995 and 1996, the cash reserve had a balance of $862,754 and $2,308,397, respectively.

                     WESTERN FIDELITY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 6 - Restricted Cash (continued)

Also included in restricted cash is cash held by financial institutions as collateral for credit losses on Contracts purchased from the Company. The financial institutions withhold four to five percent of the face value of Contracts sold. Any funds remaining in the account at maturity of the Contracts will be refunded to the Company. At December 31, 1995, the balance of the reserves was $144,848 less allowances for credit losses of $138,467. There were no such reserves at December 31, 1996.

The Company's restricted cash balance also includes cash advanced to the Company by the Trusts under the Master Note agreement (Note 7). Cash is advanced from the Trusts specifically for the purchase of Contracts. The Company is required to reimburse the Trust's cash accounts for principal amounts received from customers on Contracts originally purchased with the Trust funds.

At December 31, 1995 and 1996, the balance of restricted cash relating to the Trusts was $21,930 and $17,806, respectively. As a result of the significant operating losses the Company has incurred to date, the principal amounts of the Contracts held as collateral for the borrowings from the Trusts under the Master Note agreement is approximately $152,000 and $1,224,111 below the amounts owed by the Company to the Trusts as of December 31, 1995 and 1996, respectively. The Trusts do not have the right to accelerate principal and interest payments due on the Master Notes.


Note 7 - Debt

Master Notes

During the years 1991 through 1995, the Company entered into the Master Notes to fund the Company's purchases of contracts. The Master Notes are secured by the pledge of the Company's security interest in the vehicles underlying the Contracts, the restricted cash held in trust (Note 6), and the insurance maintained by the Company (Note 6). The loan proceeds were funded through private offerings by the Trusts in the form of two and four year notes, with interest payable in monthly installments and principal due upon maturity. As of December 31, 1996 all of the two year notes had matured and only four year notes remained outstanding. The stated interest rates on the Master Notes vary from eight to twelve percent per annum. At December 31, 1997, the Company was in default and has used collateral to fund operations resulting in insufficient collateral on these loans.

In July and August 1995, the Company issued 321,540 shares of Series A preferred stock to holders of the Trusts' promissory notes in exchange for their respective interests in the Trusts (Note 11). There are no restrictions on the Company's right to pay off the Master Notes by use of the purchased interests in the Trusts.

                     WESTERN FIDELITY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 7 - Debt (continued)

Master Notes (continued)

The interest in the Trusts is reflected as a reduction to the outstanding principal of the Master Notes as follows:

                                                        December 31,
                                                     -------------------
                                                     1995           1996
                                                     ----           ----

    Master Notes, unpaid principal balance ... $  5,765,693   $  4,021,389
    Less interest purchased in Trusts ........   (1,607,700)    (1,412,700)
                                                  ---------      ---------
                                               $  4,157,993   $  2,608,689
                                                  =========      =========


Notes payable - other and related party consist of:
                                                              December 31,
                                                          -------------------
                                                          1995           1996
                                                          ----           ----

$10,000,000 revolving loan - finance company,  interest
is payable monthly at a floating rate equivalent to the
LIBOR plus 3.25% or a specified bank  alternative  rate
plus 1% (9.25% at December 31, 1996).  The loan matures
July  1997  and  is   collateralized   by  all  finance
receivables,  vehicles  held for sale and virtually all
other assets of the  Company.  The note is currently in
default and out of trust.*                              $    --      $ 7,670,757

Note payable - financial institution, interest at prime
plus 3.75% (12% at December 31, 1996).  The note is due
on  demand  and is  collateralized  by  the  underlying
contracts.  The note is currently in default and out of
trust.*                                                      --          483,274

Notes payable - insurance companies,  monthly principal
and interest  payments ranging from $12,399 to $50,251,
interest  ranging from 9.85% to 10.5%. The notes mature
between   April   1998   and   January   2000  and  are
collateralized  by the underlying  finance  receivables
and  the  related  assets.  The  note is  currently  in
default and out of trust.*                               10,769,160    7,029,886

Note  payable  -  insurance  company,  interest  at 12%
payable  quarterly  through  October 1998 at which time
quarterly principal and interest  installments  ranging
from  $704,621 to $975,360  commence.  The note matures
July 2001 and is  subordinate  to all other debt of the
Company.  The Company is currently out of trust on this
note.*                                                       --       10,000,000

                     WESTERN FIDELITY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 7 - Debt (continued)

Master Notes (continued)
                                                              December 31,
                                                          -------------------
                                                          1995           1996
                                                          ----           ----

Notes  payable - financial  institution  - paid in full
during 1996.                                              1,772,946        --

Note payable - related  party,  interest at 15% payable
monthly;  principal  due  upon  demand.  Paid  in  full
subsequent to year end.                                      11,000       11,000

Notes payable - insurance  company,  interest at 9.85%.
Monthly  principal  and  interest  payments  range from
$12,601 to $12,851.  The notes  mature in February  and
March of 2000 and are  collateralized by the underlying
finance receivables and the related assets. The note is
currently in default and out of trust.*                      --          837,160
                                                         ----------   ----------
                                                        $12,553,106  $26,032,077
                                                         ==========   ==========

The future maturities of debt are as follows:

         Year Ending December 31,
         ------------------------
                1997                                    $12,660,713
                1998                                      4,802,015
                1999                                      4,856,383
                2000                                      3,479,971
                2001                                      2,841,684
                                                         ----------
                Total                                   $28,640,766
                                                         ==========

At December 31, 1996, the Company was in violation of various financial covenants on several note agreements. The outstanding balance on these note agreements at December 31, 1996 was $26,021,077.

                     WESTERN FIDELITY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 7 - Debt (continued)

Master Notes (continued)

* As a result of the significant operating losses the Company has incurred to date, the principal amounts of the contracts held as collateral for the borrowings on substantially all debt agreements were below the amounts required or were out of trust as of December 31, 1996 or subsequent to year end approximately as follows:

                                               Amount Out of Trust
                                               -------------------

Master notes                                       $  1,200,000
Notes payable - insurance companies                  10,500,000
Revolving loan - finance company                      1,300,000
                                                     ----------
Total                                              $ 13,000,000
                                                     ==========


Note 8 - Commitments

Under the Master Note funding agreements (Note 7), the Company is obligated to pay a broker annual commissions and quarterly Trust accounting fees on the four year notes of 5 and 1 1/2 percent, respectively. The fees and commissions are paid annually until maturity. Fees and commissions paid during the years ended December 31, 1995 and 1996 were approximately $319,000 and $212,000, respectively.

In 1992, the Company entered into an agreement with a company which provides for the payment of finder's fees and the issuance of a warrant upon obtaining commitments of funding for the Company. The Company paid cash fees in connection with funding obtained from three insurance companies and Contracts sold to a financial institution. In October 1995, the Company terminated the agreement and has agreed to pay future finder's fees in an amount equal to 2% of the sales price of the Contracts sold with respect to the financial institution introduced by the company. In addition, the Company issued 25,000 shares of common stock in complete substitution for any obligation of the Company to issue the warrants under the agreement. Also, the Company agreed to pay a fee of 1/8 of 1% on all financings up to $200,000,000 (except for the sale of equity securities or unsecured debt) received by the Company through October 31, 1997. The maximum obligation under this provision would be $250,000.

The Company leases its office facility under two operating leases. The leases require total monthly lease payments ranging from $4,840 to $7,899 through terms ranging from October 1997 to August 1999.

                     WESTERN FIDELITY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 8 - Commitments (continued)

Future minimum lease payments under these leases are as follows:

         Year Ending December 31,
         ------------------------
                1997                        $ 87,518
                1998                          76,507
                1999                          19,359
                                             -------
                Total                       $183,384
                                             =======

The Company entered into a lease on its used car sales facility in January 1997 requiring monthly payments of $1,100 through January 2001.


Note 9 - Related Party

The Company has advanced money to a company related by common ownership. For the period ended December 31, 1995 and 1996, these advances total $75,703 and $0, respectively, and are included in the distributions to affiliates in stockholders' equity.

The Company purchased airline tickets of approximately $24,000 and $25,000 during the years ended December 31, 1995 and 1996, respectively, from a travel agency owned by the wife of the President of the Company. The travel agency received customary industry commissions with respect to such ticket purchases by the Company.

In June of 1995, the Company entered into a Management Agreement with a company owned by the son of the President of the Company for the operation and management of the Company's used car retail sales facility. Under this agreement, the Company pays a fee of $3,800 per month plus 20% of the net profit of the facility as defined. Management fees paid during the year ended December 31, 1995 and 1996 were approximately $151,000 and $283,000, respectively. As an additional incentive under the agreement, the President's son was granted a nonstatutory stock option entitling him to purchase up to 3,400 shares of common stock during a five year period at $5.00 per share. These options were canceled during 1996.

                     WESTERN FIDELITY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 10 - Income Taxes

At December 31, 1995 and 1996, the Company had the following temporary differences which resulted in a net deferred tax asset.

                                                               December 31,
                                                           -------------------
                                                           1995           1996
                                                           ----           ----

Net interest receivable on portfolio sales            $  (487,000)  $      --
Allowance for credit loss                                 583,000     2,074,000
Net operating loss carry forward                          331,000     1,783,000
Gain on securitized contracts                                --         (64,000)
                                                        ---------     ---------
                                                          427,000     3,793,000
Valuation allowance                                      (427,000)   (3,793,000)
                                                        ---------     ---------
                                                       $     --     $      --
                                                        =========     =========

At December 31, 1995 and 1996, the Company has approximately $828,000 and $11,000,000, respectively, of net operating loss carryforwards for income tax reporting purposes which expire in 2005 through 2011. The availability of the Company's net operating loss carryforward may be limited due to changes in control.


Note 11 - Stockholders' Equity

Stock Split

In June 1995, the stockholders approved a 1,750 for one stock split of the Company's common stock, a change in par value of the common stock from no par to $.0001 per share and an increase in the authorized number of shares from 100,000 to 10,000,000. All share and per share data have been adjusted to reflect these changes.

Preferred Stock

In June 1995, the stockholders authorized the issuance of 2,000,000 shares of preferred stock. The directors of the Company designated 400,000 shares of this preferred stock as Series A 10% Convertible Preferred Stock ("Series A Preferred Stock"). During July and August 1995, the Company issued 328,540 shares of the Series A Preferred Stock. The remaining preferred stock may be issued in one or more series with rights and preferences as may be fixed and determined by the Board of Directors.

                     WESTERN FIDELITY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 11 - Stockholders' Equity (continued)

Sale of Stock in a Private Offering

During July and August 1995, the Company sold 328,540 shares of its Series A Preferred Stock at $5.00 per share. The Series A Preferred Stock is convertible into common stock at a price equal to $7.50 and will automatically convert into Common Stock at such price on August 31, 1998. The Series A Preferred Stock is redeemable at the Company's option in whole or in part, upon 90 days notice, at a redemption price of $6.50 through August 31, 1996, $6.00 through August 31, 1997 and $5.50 through August 30, 1998, plus unpaid dividends, if any. Unless prohibited by Colorado law, dividends will be paid on the Series A Preferred Stock at a rate of $.50 per share per year and will be paid quarterly in arrears. A preferred stock dividend of $54,757 and $164,270 was accrued at December 31, 1995 and 1996, respectively.

The Series A Preferred Stock was sold to holders of G.E.O. Income Trusts' promissory notes in exchange for their interest in the Trusts (Note 7). Noteholders electing to exchange their interest for the Series A Preferred Stock exchanged at a rate of one share of Series A Preferred Stock for each $5.00 of principal of the notes held. Of the 328,540 shares of Series A Preferred Stock issued, 321,540 shares were issued in exchange for $1,607,700 of an interest in the Trusts and 7,000 shares were issued for $35,000 in cash. The net proceeds of $1,535,565 are net of $107,135 of offering costs. In addition, the Company granted 32,854 warrants to purchase common stock at an exercise price of $6.00 as commission for the sale.

Public Offering

In November 1995, the Company completed a public offering of 862,500 shares of common stock at $6.00 per share. The proceeds from the offering were $4,207,751 net of offering costs of $967,249. In connection with this offering, the Company issued warrants to the underwriter to purchase 75,000 shares of common stock at $7.20 per share.

Stock Options

Effective August 1, 1995, the Company adopted an Incentive and Nonstatutory Stock Option Plan (the "Plan"). Pursuant to this plan, the Company granted 150,000 options to purchase common stock at an exercise price of $5.50 and 100,000 options at an exercise price of $5.00. During 1996, this plan was terminated and the related stock options were canceled.

                     WESTERN FIDELITY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 11 - Stockholders' Equity (continued)

Stock Options (continued)

Effective December 30, 1996, the Company adopted another Incentive and Nonstatutory Stock Option Plan. The Plan covers 500,000 shares of common stock. Options granted under the Plan may be either incentive or nonstatutory stock options and will be granted at an exercise price determined by the Board of Directors. The exercise price of the incentive stock options cannot be less than 100-110% of the fair market value of the stock on the date of grant. The options expire up to four years from the date of grant.

The Company granted 276,664 options to purchase common stock at an exercise price of $3.38 and 221,346 at an exercise price of $3.70 under this plan.

The following is a summary of options and warrants at December 31, 1996:

                                                                     Exercise
                                        Options     Warrants           Price
                                        -------     --------         --------

Outstanding, December 31, 1995          250,000     107,854      $  5.00 to 7.20
Granted                                 498,010     263,750      $  3.14 to 3.71
Canceled                               (250,000)      --         $          5.00
                                        -------     -------         ------------

Outstanding, December 31, 1996          498,010     371,604      $  3.14 to 7.20
                                        =======     =======         ============

The above options where issued pursuant to an incentive and nonstatutory stock option plan adopted during 1996.

The above warrants were granted as a commission to the selling agent pursuant to obtaining the subordinated debt. Loan origination fees of $25,000 were recorded as a result of granting the warrants.

                     WESTERN FIDELITY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 11 - Stockholders' Equity (continued)

Stock Options (continued)

The Corporation has adopted the disclosure - only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Corporation 's stock option plans been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Corporation's net earnings and earnings per share would have been reduced to the pro forma amounted indicated below:

                                                                              December 31,
                                                                         ---------------------
                                                                         1995             1996
                                                                         ----             ----

  Net income (loss) applicable to common stockholders - as
    reported                                                        $   579,160    $   (10,154,677)
  Net income (loss) applicable to common stockholders - pro
    forma
                                                                    $  (303,834)   $    (10,336,868)
Income (loss) per share - as reported                               $       .30    $          (3.81)
(Loss) income per share - pro forma                                 $      (.16)   $          (3.92)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 69% discount rate of 10%; and expected lives of 4 years.


Note 12 - Major Customer

The Company purchased approximately 18% of the total Contracts purchased during the year ended December 31, 1995 from one dealer. There were no major customers during the year ended December 31, 1996.


Note 13 - Segment Information

The Company operates in two principal business segments: used car financing and used car sales. Selected financial information is presented below for the years ended December 31, 1995 and 1996.

                     WESTERN FIDELITY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 13 - Segment Information (continued)

Purchases consist of purchases of used cars and the costs of Contracts purchased. Direct cost salaries consist primarily of management fees, salaries, and commissions.

1996                                                  Used Car       Vehicle
----                                                   Sales        Financing
                                                      --------      ---------
Revenues ........................................  $  2,576,096   $  7,358,664
                                                     ==========    ===========
Direct costs
   Purchases ....................................  $  1,669,365   $      --
                                                     ==========    ===========
   Salaries .....................................  $    943,600   $  1,698,730
                                                     ==========    ===========
   Interest expense .............................  $       --     $  2,750,446
                                                     ==========    ===========
   Loan acquisition costs .......................  $       --     $    901,554
                                                     ==========    ===========
   Advertising and other ........................  $    941,062   $       --
                                                     ==========    ===========

Identifiable assets .............................  $  3,254,335   $ 22,217,761
                                                     ==========    ===========

Depreciation ....................................  $     22,614   $    125,626
                                                     ==========    ===========

1996                                                  Used Car       Vehicle
----                                                   Sales        Financing
                                                      --------      ---------
Revenues ........................................  $  1,924,795   $  4,819,477
                                                     ==========    ===========
Direct costs
       Purchases ................................  $  1,065,777   $       --
                                                     ==========    ===========
       Salaries .................................  $    317,145   $  1,121,970
                                                     ==========    ===========
       Interest expense .........................  $       --     $  1,824,100
                                                     ==========    ===========
       Loan acquisition costs ...................  $       --     $    172,419
                                                     ==========    ===========
       Advertising and other ....................  $    204,801   $       --
                                                     ==========    ===========

Identifiable assets .............................  $    994,706   $ 24,119,177
                                                     ==========    ===========

Depreciation ....................................  $        825   $      7,425
                                                     ==========    ===========

Discontinued Segment

In March 1997, the Company closed its used car retail sales facility and associated financing operations. The Company is currently liquidating the remaining inventory and is negotiating a sublease agreement for the remaining lease term of the facility.

                     WESTERN FIDELITY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 14 - Subsequent Event

Subsequent   to  year  end,  the  Company   completed  the  second  phase  of  a
securitization   as  discussed  in  Note  5.  In  addition,   the  Company  sold
approximately $4,400,000 in contracts to a third party.

Due to significant losses from operations, in April 1997, the Company reduced its business activities. The Company has been unable to obtain financing and accordingly is no longer purchasing new loans. The current activities of the Company consist of servicing and collecting contracts in its portfolio.

In April 1997, Durrett Motor Company, Incorporated filed a lawsuit against the Company for breach of contract in the District Court of Harris County, Texas. In this action, the Plaintiffs allege that the Company breached a purchase agreement with Plaintiff relating to the sale of certain motor vehicle installment contracts. The Plaintiffs are seeking damages in the amount of $239,401 plus costs, fees and interest. A writ of garnishment on monthly payments of thirteen Contracts purchased by the Company from Durrett Motor Company, Incorporated was issued by the court in this case in May 1997.

In May 1997, Pekin Life Insurance Company, Farmers Automobile Insurance Company, Western Fraternal Life Association and Grinnell Mutual Reinsurance Company filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division, for declaratory, injunctive and other relief. In this action, the Plaintiffs allege that the Company defaulted on 14 separate loan transactions pursuant to which Plaintiffs cumulatively loaned the Company $12,500,000. The Plaintiffs are seeking a declaratory judgment from the court finding that each Plaintiff is entitled to immediate delivery of collateral pertaining to each loan, a preliminary injunction ordering delivery of the collateral, an accounting from the Company of all current funds received under the notes and an inspection and examination of the books and records of the Company.

                     WESTERN FIDELITY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 14 - Subsequent Event (continued)

In May 1997, Equity Participation, Inc. filed a lawsuit in the United States District Court for the District of Colorado against the Company, Insight, D&O, Inc., Gene E. Osborn, Leonard L. Skerjanc and John J. Scordo, II, alleging mail fraud, securities frauid, violations of the Racketeer, Influenced and Corrupt Organizations Act and the Colorado Organized Crime Control Act. The lawsuit also contains claims against Messrs. Osborne, Skerjanc and Scordo for violations of their duty of fidelity to Insight noteholders and commercial bribery. In the complaint, Plaintiff alleges that Plaintiff agreed to raise capital for Insight through the Trust in return for royalty payments from the sales of an automobile security device ("Product"), that Insight and Messrs. Osborn, Skerjanc and Scordo failed to maintain distribution of the Product due to misappropriation of funds, that Insight and Messrs. Osborn, Skerjanc and Scordo made misstatements about the quality of a replacement of the Product, that in connection with various offerings Insight and Messrs Osborn, Skerjanc and Scordo failed to disclose material facts as to the use of the proceeds therefrom, that the monies were used for purposes other than represented and that the proceeds were used to further the business of the Company and to personally benefit Messrs. Osborn, Skerjanc and Scordo. The lawsuit further claims that Messers. Osborn, Skerjanc and Scordo violated their fiduciary duty to Plaintiff in the distribution of the assets of D&O, Inc., a Colorado corporation to which Plaintiff claims certain assets of Insight were improperly transferred. The Plaintiff requests the remedy of a constructive trust be imposed on Mr. Osborn's interest in D&O, Inc. and on the business of D&O, Inc. and an unspecified amount of actual, treble and exemplary damages, interest and attorneys' fees.